Form 10QSB
period 2004-06-30
BENACQUISTA GALLERIES INC
filed 2004-12-29
CIK 1222792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

                         Commission File No. 333-104132

                           Benacquista Galleries, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                                71-0928242
-------------------------------                           ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification Number)

            15208 Jarrettsville Pike
               Monkton, Maryland                                    21111
 ----------------------------------------                     -----------------
 (Address of principal executive offices)                     (Zip/Postal Code)


                                 (410) 303-9879
                               (410) 321-1799 Fax
                               -------------------
                               (Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] YES [X] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 10,000,000 common stock shares, par value $0.001, as of June 30, 2004.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.............................................  4

Item 1   Financial Statements..............................................  4

         Unaudited Condensed Balance Sheets as of June 30, 2004
           and September 30, 2003..........................................  4

         Unaudited Condensed Statements of Operations for the
           Three Months Ended June 30, 2004 and 2003, for the Nine
           Months Ended June 30, 2004, for the period January 17,
           2003 (Date of Inception) through September 30, 2003
           and for the Period from January 17, 2003 (Date of
           Inception) through September 30, 2004...........................  5

         Unaudited Condensed Statements of Cash Flows for Nine
           Months Ended June 30, 2004 and for the Period January
           17, 2003 (Date of Inception) through June 30, 2003 and
           for the Period from January 17, 2003 (Date of
           Inception) through June 30, 2004................................  6

         Notes to Unaudited Financial Statements...........................  7

Item 2   Plan of Operation.................................................  9

Item 3   Controls and Procedures........................................... 13

PART II  OTHER INFORMATION................................................. 14

Item 1   Legal Proceedings................................................. 14

Item 2   Changes in Securities and Small Business Issuer
            Purchases of Equity Security................................... 14

Item 3   Defaults Upon Senior Securities................................... 14

Item 4   Submission of Matters to a Vote of Security Holders............... 14

Item 5   Other Information................................................. 14

Item 6   Exhibits and Reports on Form 8-K.................................. 14

Signature.................................................................. 15

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

Benacquista Galleries, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on July 23, 2004 on Form SB-2/A.

Part I - Financial Information

Item 1.  Financial Statements

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
                                                                                               June 30,        September 30,
                                                                                                  2004              2003
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                                            $     479         $     479
Inventory                                                                                         862,127           862,127
----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                              862,606           862,606
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $ 862,606         $ 862,606
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                                                $   2,431         $     541
Accrued interest                                                                                   61,067            31,738
Notes Payable to related party - current portion                                                  862,127                 -
----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                         925,625            32,279
----------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
Note payable to related party                                                                           -           862,127
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                 925,625           894,406
----------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares authorized;
  10,000,000 shares issued and outstanding, respectively                                           10,000            10,000
Additional paid-in capital                                                                         71,620            26,350
Deficit accumulated during the development stage                                                 (144,639)          (68,150)
============================================================================================================================
Total Stockholders' Deficit                                                                       (63,019)          (31,800)
============================================================================================================================
Total Liabilities and Stockholders' Deficit                                                     $ 862,606         $ 862,606
============================================================================================================================


                             See accompanying notes to condensed financial statements.

                                                          4

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                                                                        Cumulative
                                                                                                     January 17,       January 17,
                                                                                                   2003 (Date of     2003 (Date of
                                                                                      Nine Months      Inception)        Inception)
                                                      Three Months Ended June 30,           Ended        through           through
                                                   --------------------------------      June 30,       June 30,          June 30,
                                                           2004              2003            2004           2003              2004
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                             $         -       $         -     $         -     $        -        $        -
General and administrative expense                       13,056            20,312          47,160         20,312            83,572
Interest expense                                         10,776            11,902          29,329         19,836            61,067
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                            $   (23,832)      $   (32,214)    $   (76,489)    $  (40,148)       $ (144,639)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss per Share                    $         -       $         -     $         -     $        -
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares Outstanding        10,000,000        10,000,000      10,000,000      9,819,277
------------------------------------------------------------------------------------------------------------------


                                    See accompanying notes to the condensed financial statements.

                                                                  5

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASHFLOWS
                                                                                                                  Cumulative
                                                                                               January 17,       January 17,
                                                                                             2003 (Date of     2003 (Date of
                                                                             Nine Months         Inception)        Inception)
                                                                                   Ended           through           through
                                                                                June 30,          June 30,          June 30,
                                                                                    2004              2003              2004
-----------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
 Net loss                                                                      $ (76,489)        $ (40,147)        $(144,639)
 Changes in operating assets and liabilities:
 Accounts payable                                                                  1,890             1,090             2,431
 Accrued interest                                                                 29,329            19,836            61,067
-----------------------------------------------------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities                                       (45,270)          (19,221)          (81,141)
-----------------------------------------------------------------------------------------------------------------------------

 Cash Flows From Investing Activities                                                  -                 -                 -
-----------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
 Capital contributions from majority shareholder                                  45,270             9,500            71,620
 Sale of common stock                                                                  -            10,000            10,000
-----------------------------------------------------------------------------------------------------------------------------
 Net Cash Used in Financing Activities                                            45,270            19,500            81,620
-----------------------------------------------------------------------------------------------------------------------------

 Net Change in Cash                                                                    -               279               479
 Cash at Beginning of Year                                                           479                 -                 -
-----------------------------------------------------------------------------------------------------------------------------
 Cash at End of Year                                                           $     479         $     279         $     479
-----------------------------------------------------------------------------------------------------------------------------

 Non Cash Financing Activities
 Acquisition of inventory by issuance of note payble
   to related party                                                            $       -         $ 952,127         $ 862,127
=============================================================================================================================


                             See accompanying notes to condensed financial statements.

                                                        6

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004


NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations -- On January 17, 2003, Benacquista Galleries, Inc. ("the Company") was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances to sustain operations. The planned operations of the Company consist of selling art work through the internet. The Company has had no revenues from any source to date. The Company's fiscal year end is September 30.

Interim Financial Information - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. The accompanying financial statements should be read in conjunction with the Company's annual financial statements as of September 30, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Condition -- The Company is a new company with no operating history. It has not yet been able to execute its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its interim website. The Company's president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Income Per Share-Basic and Diluted -- Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of June 30, 2004 and September 30, 2003, there was an outstanding warrant to purchase up to 1,000,000 common shares that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 3 - INVENTORY

Value -- Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals. Appraisals are performed annually or more often as deemed appropriate. On September 23, 2003, Ronald L. Brion appraised most of the works of art and provided an estimated current market value of $915,450. Two pieces not included in the appraisal were previously appraised for $18,500 making the total art inventory fair value $933,950.

Composition-- Inventory is composed of 43 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4 - STOCKHOLDERS' EQUITY AND WARRANTS

Common Stock -- In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share.

Additional Paid-in Capital -- The majority shareholder made cash contributions totaling $45,270 and $26,350 for the nine months ended June 30, 2004 and the period January 17, 2003 (date of inception) through September 30, 2003.

Warrant -- In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at September 30, 2003 and June 30, 2004:

                                              Weighted-Average  Weighted-Average
                                                 Exercise           Remaining
          Fixed Warrants             Warrants      Price        Contractual Life
          --------------             -------- ----------------  ----------------
Outstanding at January 17, 2003           --    $       --                 --
Issuances                          1,000,000          1.00
Outstanding at September 30, 2003  1,000,000    $     1.00         2.34 years

Issuances                                 --            --
Outstanding at June 30, 2004       1,000,000    $     1.00         1.34 years


NOTE 5 - RELATED PARTY TRANSACTIONS

In January 2003, the major shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and is due in full January 31, 2005 with no periodic payments required. The purchase price represents the shareholder's original cost in the art which was originally acquired for cash.

Item 2. Plan of Operation

         The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. Plan of Operation

         The following discussion regarding our plan of operations for the next 12 months contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk factors" and elsewhere in this prospectus.

Overview

         Benacquista Galleries, Inc. is a development stage Nevada Corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. To date, the artwork offering remains incomplete, only the basic interim website is operational, we have no galleries and we have no customers.

         Currently, we have very limited operations, no full-time employees, one part time employee (sole officer and director James Price), no interactive e-commerce and auction website, no retail gallery space and no contracts with any providers of the same. We have recently launched our basic interim website., which features our current, limited art inventory. We have developed a plan of operations that could allow us to sell art through at least one retail gallery location and over the internet.

         We have primary areas of our business that we intend to develop over the next six to twelve months:

         o Relationships with several artists for exclusive artwork offerings through Benacquista Galleries;
         o        A fully interactive e-commerce and auction enabled website;
         o        At least one gallery opening in a strategic location;
         o A sales and marketing capability sufficient to handle all website inquiries and gallery traffic.

         We have targeted locations for potential gallery openings during the next 18 months. These locations are in Pennsylvania, Virginia, Nevada and Maryland. The locations are in shopping malls which have been selected due to the number of complementary luxury goods stores they contain. We have also focused on properties which are highly selective with respect to their retail tenants. These properties are amongst the most expensive retail locations per square foot in the United States. It will be very difficult for us, as a development stage company without a significant operating history and with very limited cash reserves, to successfully secure a location in one or more of these malls. In addition, significant expenditures of capital can be required to make a retail location operable as an art gallery. While these expenses are often covered by a tenant improvement allowance offered by the mall landlord, there can be no assurance that we will receive such an allowance. Although we will seek out space that requires as little improvement as possible, there can be no assurance that such a space will be available to us on terms which we qualify for and would be willing to accept. We intend to enter into lease agreements on four facilities. James Price, in a guarantee agreement, has agreed to execute lease guarantees on each of these locations, if necessary, for a maximum lease liability of $500,000 per lease.

         We have developed and launched a basic interim website which displays some of our current art inventory for sale. You can visit our website at www.benacquistagalleries.com. Because our interim website was done on a limited budget, it contains basic company information as well as displays several art pieces for sale and information on the artists.

         Our limited interim site functions as follows: Our site lists an email address where customers can send an email enquiring about our artwork for sale or artwork that will be posted on the site. We email customers back and then initiate an email or telephone conversation regarding their inquiry. We then negotiate sales and prices with our customers via email or telephone and consummate the transaction using checks, wire transfer or PayPal and physical delivery of the art with a common carrier. We also intend to sell certain items in our inventory on eBay and can advise people via email to bid on our art in that forum. In this sense, our website is functioning more as an advertisement and in the future, as a catalogue, than as a traditional e-commerce site. If we have the financial resources, we intend to upgrade the site to a more comprehensive ecommerce site.

         In February of 2005, we also intend to begin development of a fully interactive e-commerce and auction enabled website developed by Cybergroup, Inc. The website will include visual displays of art inventory and a full on-line auction and purchase capacity. The website will serve two primary functions for our company: o developing customer awareness of our brand, offerings, featured artists, retail locations and available artwork to potential purchasers who will then be more likely to visit our retail location; and o providing an on-line opportunity to purchase art viewed on our website or at one of our retail galleries.

         We believe that it will cost between $40,000 and $75,000 to launch our e-commerce and auction website and to develop adequate advertising materials. We believe that it will cost an additional $25,000 for advertising and marketing for the website sufficient to drive adequate traffic. We intend to accomplish this by means of outside consultants and by the efforts of James Price. We believe that these materials will be completed within 90 days of our receipt of $100,000 through revenues generated by our interim website, proceeds generated by the exercise of the warrant or other methods such as the sale of art through other galleries or eBay or loans from our sole officer and director. Mr. Price is not legally obligated to make such loans nor do we know under what terms and conditions such loans might be available. Our art inventory is valued at $915,450, not including two pieces of the company's art that were not appraised. Therefore, whether we sell our art inventory on our interim website or through other galleries or on eBay, we would likely be able to raise enough proceeds to launch our e-commerce and auction website. It is our hope that the website and marketing plan be completed no later than March 2005. Although we currently do not have an agreement with any other gallery, we are in the negotiation process. If the warrant is exercised, the funds received will be used first to launch the e-commerce and auction website. However, there is no assurance that the warrant will ever be exercised.

         Although there are no assurances that either the interim website will generate revenues or the warrant will be exercised, we believe if we receive sufficient funds from the sources above we will be able to offer for sale our existing inventory of artwork on-line and through our first gallery opening by September 2005. Although our existing inventory of artwork was sold by our chief executive officer, James Price, from his private collection and does not represent any continuing on-going relationship with a particular artist, we believe that the inventory will be sufficiently interesting to attract art buyers to our gallery and site while we continue to negotiate contracts with individual artists. We expect that we will spend about $10,000 over 30 days on outside consultants to integrate our artwork inventory into our website presence. We have no present source for these funds other than the revenues expected from our interim website or the proceeds from the exercise of the warrant. There are no assurances that either the warrant will be exercised or the interim website will generate revenues. It is our hope that at least one new artist and our current inventory will be available for sale on our e-commerce and auction website no later than March 2005.

         Sales and marketing will be critical to the success of our business. Our business model relies heavily on our ability to cause collectors and investors to visit our galleries and our website. We intend to accomplish this goal through a combination of methods. We intend to hire a full-time sales and marketing director as soon as funding permits. We believe that we can obtain a suitable candidate for an annual salary of $65,000, without having to offer insurance or other benefits. We would need to support this individual with a marketing budget of approximately $35,000. This budget would be used for travel to and attendance at industry trade shows and for advertisements in trade publications and websites. We believe that this combination of efforts together with the efforts of our chief executive officer, James Price, in approaching colleagues and leaders in the art field will be sufficient. We intend to commence hiring the marketing director and beginning sales and marketing activities as soon as funds are available. We have no present source for these funds other than the revenues expected from our interim website or the proceeds from the exercise of the warrant. There are no assurances that either the interim website will generate revenues or the warrant will be exercised.

         We believe it will take 3 months for us to identify and hire such an individual. We believe it will take another 6 to 8 months for the sales and marketing efforts to yield profits high enough to open our second gallery.

         There can be no assurance that any of the above alternative strategies will achieve our intended goals. If we are unsuccessful in securing resources by any of the above outlined means, then our organization will cease to be able to carry out any alternative plan of operation and we will cease operations, resulting in a total loss of investment for all shareholders. Benacquista currently has a limited inventory of art of 43 pieces purchased from our chief executive officer. Although we plan to sell this artwork along with other artwork that we plan to acquire, we have not yet negotiated with any suppliers or artists regarding such other artwork. We plan to acquire new artwork from individual artists and wholesalers and to sell this artwork on an Internet site we intend to build as well as in retail galleries that we intend to open.

         Sales and marketing. We expect sales and marketing expenses to increase sharply to between $25,000 and $50,000 by March of 2005, assuming that we receive sufficient funding to initiate our interactive web site and to commence our marketing plan.

         General and administrative. General and administrative expenses were $13,056 during the three months ending June 30, 2004 and $20,312 during the three months ending June 30, 2003. General and administrative expenses decreased during the period ended June 30, 2004 as compared to the comparable fiscal 2003 period due mainly to a decrease in offering expenses.

Financial Condition

         For the three-month period ended June 30, 2004, Benacquista Galleries had a net loss of $23,832 while for the period ended June 30, 2003, the Company had a net loss of $32,214. Also, for the period ended June 30, 2004, the Company had a working capital deficit of $63,019 while for the period ended June 30, 2003, the Company had a working capital deficit of $31,800.

         Benacquista Galleries's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue website development and marketing without a salary, we currently do not have the resources to commence our marketing plan.

Liquidity and capital resources

         Net cash used in operating activities for the nine-month period ended June 30, 2004 was $45,270 and for the period ended January 17, 2003 (Date of Inception) to June 30, 2003 was $19,221. As of June 30, 2004, we had $479 in cash. Net cash used in operating activities for the period ended June 30, 2004 was primarily the result of a net loss offset by an increase in accrued interest payable. Net cash used in operating activities for the period ended June 30, 2003 was primarily the result of a net loss offset by an increase in accrued interest payable.

         Net cash provided by financing activities was $45,270 for the nine-month period ended June 30, 2004. Net cash provided by financing activities was $19,500 for the period ended June 30, 2003. Net cash provided by financing activities for the period ended June 30, 2004 was attributable to a capital contribution from our major shareholder, whereas net cash provided by financing activities for the period ended June 30, 2003 was attributable to the sale of common stock as well as a capital contribution from our major shareholder. As of June 30, 2004 our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our major shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter. We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have exhausted all of our working capital. We will need to receive an infusion of capital from our chief executive officer or receive funding from another source in order to continue operations.

         We need to secure additional cash as soon as possible. We may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

         Benacquista Galleries's short-term prospects are challenging considering our lack of financial resources. Management has substantial doubt about its ability to maintain even the presently minimal level of operations should the liquidity situation not improve. Without raising any additional cash, selling existing artwork or additional contributions or loans from our major shareholder, Benacquista Galleries' short-term and long-term prospects for growth are minimal.

Cash requirements

         Presently, without additional cash, we will not be able to continue operations. We have exhausted all of our working capital. Our continued operation is therefore dependent upon our ability to secure additional cash. We need to raise additional funds as soon as practicable, through the sale of equity or debt securities in the company or through the sale of our existing art inventory. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Benacquista Galleries. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include: our success in developing strategic partners for Benacquista Galleries, the market valuation of our competitors, the availability of investments generally for development stage start-up companies, and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in Benacquista Galleries, though we have not received any indications of interest so far.

Research and development

         We have a present intention to spend substantial resources on research or development over the next 12 months, consisting primarily in the development of our website. We anticipate that, funding permitting, we would spend up to $99,000 on the development of our website during the next 12 months.

Plant and equipment

         We currently have an office in Monkton, Maryland inside the home of our chief executive officer. We believe our currently available space will be insufficient for our operations for the next 12 months, but do not anticipate leasing any additional space for at least 9 months.

Employees

         We intend to hire additional personnel to staff our physical galleries and assist us in the marketing of our on-line gallery. We anticipate hiring such personnel in approximately 9 months and would hire no more than 9 people.

ITEM 3. Controls and Procedures

         (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were inadequate.

         (1) The Company has identified a weakness in internal control over the processes of entering financial statement data which includes entering cash receipts, cash disbursements and general journal entries. Company management, is currently developing a plan to correct this weakness in internal control going forward. The plan will entail implementation of improved procedures and controls over recording accounting transactions. The plan will be reviewed and monitored by the management.

         (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                     Part II
                                OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)      LIST OF EXHIBITS

                                            List of Exhibits
                                            ----------------

                  3.1 Articles of Incorporation of registrant as filed previously with the Commission on Form SB-2, dated March 31, 2003.

                  3.2 Bylaws of registrant as filed previously with the Commission on Form SB-2, dated March 31, 2003.

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of Sarbanes-Oxley Act of 2002

                  32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



         (b)      REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2004:

None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Benacquista Galleries, Inc.


                                         /s/ James Price
                                         -----------------------------
                                         James Price
                                         Chief Executive Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                         /s/ James Price
                                         -----------------------------
                                         James Price
                                         Chief Executive Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                         Dated: December 22, 2004