Form 10KSB
period 2004-09-30
BENACQUISTA GALLERIES INC
filed 2005-01-06
CIK 1222792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

OF 1934

For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File No. 333-104132

Benacquista Galleries, Inc.

(Name of Small Business Issuer as specified in its charter)

        Nevada                                         71-0928242

(State or other jurisdiction of                      (I.R.S. Employer

incorporation or organization)                       Identification No.)

15208 Jarrettsville Pike

Monkton, Maryland

                                                           21111

(410) 321-1799 Fax

(Address of principal executive offices)                (Zip Code)

(410) 303-9879

(Telephone Number)

Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section

12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[] YES [X ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days: $639 based on the price at which the stock was sold.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 10,000,000 common stock shares, par value $0.001, as of December 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format YES [ ] NO [X]

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS ..............................................  4

--------------------------

                                     PART I

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF

              SECURITY HOLDERS...........................................  7

                                    PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED

              STOCKHOLDER MATTERS........................................  7

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR

              PLAN OF OPERATION..........................................  8

ITEM 7.       FINANCIAL STATEMENTS....................................... 13

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 22

ITEM 8A.      CONTROLS AND PROCEDURES.................................... 22

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

              AND CONTROL PERSONS; COMPLIANCE WITH

              SECTION 16(a)OF THE EXCHANGE ACT........................... 22

ITEM 10.      EXECUTIVE COMPENSATION..................................... 23

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

              OWNERS AND MANAGEMENT...................................... 24

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED

              TRANSACTIONS............................................... 25

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K........................... 25

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................... 25

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

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

We have primary areas of our business that we intend to develop over the next six to twelve months:

•

Relationships with several artists for exclusive artwork offerings through Benacquista Galleries;

•

A fully interactive e-commerce and auction enabled website;

•

At least one gallery opening in a strategic location;

•

A sales and marketing capability sufficient to handle all website inquiries and gallery traffic.

History and form of organization

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

Benacquista Galleries's principal products and services

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

•

developing customer awareness of our brand, offerings, featured artists, retail locations and available artwork to potential purchasers who will then be more likely to visit our retail location; and

•

providing an on-line opportunity to purchase art viewed on our website or at one of our retail galleries.

Distribution and marketing methods

Presently, Benacquista Galleries has no salespeople or distributors of its artwork, accessories or services.  We anticipate that our chief executive officer, James Price, will use his network of professional and business contacts in the art industry to sign on our first artists and reach our proposed customer base through traditional forms of advertising and through our existing website as well as contacts made through our planned e-commerce website..  Mr. Price established his network of professional and business contacts in the art industry as an amateur collector of art over the past 15 years, attending auctions and visiting international and domestic galleries.  During these visits and in the course of his purchasing for his own private collection, Mr. Price made acquaintances in the industry, including artists, gallery owners, auction personnel and suppliers and service providers to the art trade. We intend to market our artwork via industry trade shows, in trade publications and through on-line search engines.

Status of products and services

Currently, we have been working on developing  developed an interim website that only shows some of our current artwork for sale, provides general information to customers, and displays information regarding our business. We have not done any development on our final interactive e-commerce and auction website. However, we anticipate that 50% of the initial artwork that will be offered for viewing on the site has already been sold by Mr. Price to the company from his private collection.  We anticipate that we will have at least an equivalent number of works acquired from artists whom we intend to identify and with whom we intend to contract.  We plan to have these additional works in place by March 1, 2005.  The substantial majority of these works will be sold on consignment, meaning that we will generally not advance funds to individual artists until after the works are sold.  We intend to have most of the technological and hosting aspects of the site developed by consultants.  While no final software product for use on the site has been identified, Mr. Price is interviewing several website designers and hosting companies.   We do not currently have any other products or services to offer, though we intend to begin offering framing, consignment, appraisal and other art related products and services within the next twelve months.

Revenues

Benacquista Galleries has derived revenues of $30,000 to date, which were derived in the three month period ending September 30, 2004 from the sale of artwork listed on our Website.

Competitive conditions, competitive position and methods of competition

The artwork industry in which we compete contains an old and established network of galleries and promoters. Intense competition exists for our galleries and artwork offerings.  The number of companies with which we compete is estimated in the hundreds and expanding. We expect competition with any galleries or Internet sales presence that we develop to increase over time as the market for our collectable and investment grade art grows. Competition may also increase as a result of industry consolidation.

Our chief competition comes from large established galleries and websites, such as:

•

P and C Art

•

Herndon Fine Art

•

Galleria De Sorrento

•

Art.com

•

Artvest.com

 These companies tend to compete for clients by sales of services to existing clients, via word of mouth referrals, advertising, trade show presence and artist shows.  Our main method of competition is through product differentiation based on style, philosophical orientation, and gallery locations.  We intend to distinguish our service and artwork offerings by appealing to the collectors and investors at our specific gallery locations and via the Internet.    We believe that the philosophical orientation of our services will attract aspiring new artists to sign exclusive contracts with Benacquista to show their art.  This orientation will be reflected in the on-line artwork that we offer on the site and in the focus and direction of the variety of artwork and the customer service that we offer in our galleries.

We believe that our competitive position is that of vulnerable, new entrant and that the success of our artwork offering will be largely dependent on our ability to find new artists who are not currently affiliated with any other gallery or on-line artwork website.

Dependence on one customer

While we currently have only a few customers, we do not contemplate a dependence on one customer or one referral source for clients.

Research and development

We have not spent any money on research and development to date.  We anticipate that we will spend $100,000 on the development of our website, product descriptions, advertising materials and market research on our target demographic of purchasers and on availability, pricing and geographic preferences and retail art price differentials for our product offering.  Much of the development of the artwork offering and the selection and securing of retail gallery sites will be undertaken by James Price, our chief executive officer, without additional compensation.   Although Mr. Price is currently only spending 10-20 hours per week on Benacquista matters, he is available to spend as much time as necessary to commence our operations.  Mr. Price’s duties to commence operations include establishing relationships with artists and art collectors, selecting retail store sites, developing advertising materials, supervising the development of the website, interviewing and selecting retail sales staff and other incidental responsibilities.  Mr. Price believes that, due to the network of artists and art collectors with whom he is already acquainted due to his previous purchases of art over the last 15 years, he should be able to establish necessary relationships for Benacquista with a few such individuals with 20 hours of effort.  Mr. Price has already selected several possible retail sites.  He believes that final selection of a retail site and lease negotiation will take no more than 30 hours.  Mr. Price believes that developing advertising materials to a sufficient level to be printed professionally should take no more than 10 hours.  Mr. Price believes that his supervision of the development of the website will take no more than 20 hours.  Mr. Price believes that interviewing and selecting retail sales staff will take no more than 30 hours.  He believes that incidental matters related to commencement of operations will take no more than 20 hours.  These preliminary matters, therefore, should be accomplished with 140 hours, according to Mr. Price’s estimates.  At 20 hours per week, there would be ample time to complete these activities by March 2005 if Mr. Price’s assumptions are correct.   We have also provided this material in tabular format below:

Activity

Number of Hours Estimated

Establishing Network Artists/Collectors

20

Retail Site Selection and Lease Negotiation

30

Development of Advertising Materials

10

Supervision of Website

20

Interviewing and Selecting Retail Staff

30

Incidental Matters

20

Total Hours Estimated

130

Proprietary rights and licensing

We rely primarily on a combination of copyrights, licenses, trade secret laws and restrictions on disclosure to protect our artist’s intellectual property and proprietary rights. We intend to enter into confidentiality agreements with our future employees, consultants and artists and to generally control access to and distribution of our internal documentation and other proprietary information.

Regulatory environment

There are two aspects of our business which face significant governmental regulation or are likely to face such regulation; our planned sales offering via the Internet and regulations which affect sales of retail art and collectibles in general.

Within the United States, the legal landscape for Internet privacy is new and rapidly evolving. Collectors and users of consumer information over the internet face potential tort liability for public disclosure of private information; and liability under  federal  and state fair trade  acts when  information  sharing practices  do  not  mirror  stated  privacy  policies.  Due to the  increasing popularity  and use of the internet,  it is likely that a growing number of laws and regulations will be adopted at the international,  federal,  state and local levels relating to the internet  covering issues such as user privacy,  pricing, content, copyrights,  distribution, antitrust and characteristics and quality of services.  Further, the growth and development of the market for activity on the internet may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.  The adoption  of any  additional  laws or  regulations  may impair the growth of the internet,  which  could,  in turn,  decrease  the  demand for our  services  and increase our cost of doing business. Moreover, the applicability to the internet of  existing  laws in various  jurisdictions  governing  issues such as property ownership,  sales and other taxes,  libel and personal  privacy is uncertain and may  take  years  to  resolve.  Any  such new  legislation  or  regulation,  the application  of  laws  and  regulations  from  jurisdictions  whose  laws do not currently  apply  to our  business  or the  application  of  existing  laws  and regulations to the internet could harm our business.

Sellers of retail art and collectibles are particularly susceptible to unscrupulous individuals selling forged or stolen goods.  There are significant local, state and federal penalties for merchants who sell forged or stolen goods, or goods that violate existing copyright interests.  Although we intend to make every effort to insure that our supply of goods comes from reputable artists and sources, we may nevertheless be liable under these regulations for sales of such articles.  Liability can include civil and criminal penalties, as well as forfeiture of the artwork without compensation.  We may be able to insure against the costs of some, but not all of these regulations, but do not currently maintain such insurance.  Liability under existing criminal or civil regulations for such sales could have a material, adverse impact on our business.

 Employees and consultants

As of September 30, 2004 we had 1 employee.  We do not have any written employment agreement with our employee.  We believe that our relation with our employee is good.

ITEM 2. DESCRIPTION OF PROPERTY.

We are currently hosted out of the residence of our chief executive officer in Monkton, Maryland. We believe that these existing facilities are adequate to meet our current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no trading market for our common stock at present and there has been no trading market to date. Management has undertaken a discussion with Pennaluna securities of Wallace, Idaho regarding sponsorship of an application to quote our stock on the OTC Bulletin board and such an application is pending before the NASD. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

As of September 30, 2004 there are:

•

No options outstanding to purchase shares of our common stock except for warrants to purchase 1,000,000 shares of our common stock at $1.00 per share  held by XCL Partners;

•

No options to purchase our common stock that are authorized and available for grant;

•

A total of 8,969,100  shares of common stock were issued to our sole officer and director, James Price, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, these shares can only be publicly sold, subject to volume restrictions and restrictions on the manner of sale. In addition, we currently have 26,800 shares, , which have been held for over a year and could be sold by the respective holders of such shares at any time pursuant to Rule 144 under the Securities Act of 1933, subject to restrictions on the manner of sale.

•

313 holders of record of our shares of common stock;

•

No dividends that have been paid on our common stock to date; and

•

No plans to pay dividends on our common stock in the foreseeable future.

The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result, if trading in our common stock is determined to be subject to the above rules, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Where you can find additional information

For further information with respect to us and our common stock, we refer you to the registration statement and the exhibits and schedule that were filed with our registration statement SB-2/A, filed on July 23, 2004.

In addition, in accordance with the requirements of the Securities Exchange Act of 1934, we file periodic reports and other information with the Securities and Exchange Commission. These periodic reports and other information will be available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to above, at www.sec.gov.

You may read and copy all materials, which we file with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also visit our website for further information at www.benacquistagalleries.com.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview

We currently have no full-time employees, one part-time employee, less than $30,302 in cash, a few customers, a limited offering of artwork on our website, no completed website.

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

We have primary areas of our business that we intend to develop over the next six to twelve months:

•

Relationships with several artists for exclusive artwork offerings through Benacquista Galleries;

•

A fully interactive e-commerce and auction enabled website;

•

At least one gallery opening in a strategic location;

•

A sales and marketing capability sufficient to handle all website inquiries and gallery traffic.

9

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

•

developing customer awareness of our brand, offerings, featured artists, retail locations and available artwork to potential purchasers who will then be more likely to visit our retail location; and

•

providing an on-line opportunity to purchase art viewed on our website or at one of our retail galleries.

We believe that it will cost between $40,000 and $75,000 to launch our e-commerce and auction website and to develop adequate advertising materials.  We believe that it will cost an additional $25,000 for advertising and marketing for the website sufficient to drive adequate traffic.  We intend to accomplish this by means of outside consultants and by the efforts of James Price.  We believe that these materials will be completed within 90 days of our receipt of $100,000 through revenues generated by our interim website, proceeds generated by the exercise of the warrant or other methods such as the sale of art through other galleries or eBay or loans from our sole officer and director. Mr. Price is not legally obligated to make such loans nor do we know under what terms and conditions such loans might be available.  Our art inventory is valued at $915,450, not including two pieces of the company’s art that were not appraised. Therefore, whether we sell our art inventory on our interim website or through other galleries or on eBay, we would likely be able to raise enough proceeds to launch our e-commerce and auction website. It is our hope that the website and marketing plan be completed no later than March 2005. Although we currently do not have an agreement with any other gallery, we are in the negotiation process.  If the warrant is exercised, the funds received will be used first to launch the e-commerce and auction website. However, there is no assurance that the warrant will ever be exercised.

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

General and administrative. General and administrative expenses were $48,458 during the year ended September 30, 2004 and $36,412 during period from inception on January 17, 2003 through September 30, 2003. General and administrative expenses increased during the period ended December 31, 2003 as compared to the comparable fiscal 2003 period due mainly to the recognition of expenses related to our selling shareholder registration statement on form SB-2.

Financial Condition

For the year ended September 30, 2004, Benacquista Galleries had a net loss of $94,564 while for the period ended September 30, 2003, the Company had a net loss of $68,150. Also, for the period ended September 30, 2004, the Company had a working capital deficit of $78,254 while for the period ended September 30, 2004, the Company had a working capital deficit of $31,800.

Benacquista Galleries' current financial condition makes it difficult to commence more than a limited product offering or derive additional revenue until additional funding is received. Although our chief executive officer is willing to continue product development and marketing without a salary until additional funding is received, we will not have the resources to strengthen our product offering until we receive additional cash either from the sale of existing artwork in our inventory, additional investments by our chief executive officer, the sale of equity or debt securities or some combination thereof, none of which can be assured.

Liquidity and capital resources

Net cash used in operating activities for the year ended September 30, 2004 and the period ended September 30, 2003 was $18,287 and $35,871 respectively. As of September 30, 2004, we had $30,302 in cash. Net cash used in operating activities for the year ended September 30, 2004 was primarily the result of a net loss on sales of artwork as well as operating expenses due to our registration statement filed on form SB-2 offset partially by revenue from the sale of artwork. Net cash used in operating activities for the period ended September 30, 2003 was primarily the result of a net loss.

Net cash provided by financing activities was $48,110 for the year ended September 30, 2004. Net cash used in financing activities was $36,350 for the period ended September 30, 2003. Net cash provided by financing activities for the year ended September 30, 2004 was the result of proceeds from a capital contribution of our majority shareholder. Financing activities for the period ended September 30, 2003 were attributable to proceeds from the sale of common stock and from a capital contribution of our majority shareholder.

As of September 30, 2004 our principal commitments consisted of our obligations outstanding for accrued interest and our long term obligations related to a note owed by us to our controlling shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have very limited working capital. We will need to receive an infusion of capital from our chief executive officer or receive funding from another source in order to continue operations beyond current levels.

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

Benacquista Galleries's short-term prospects are challenging considering our lack of financial resources.. Without raising any additional cash or being approached by a strategic partner willing to finance further product development, Benacquista Galleries's short-term and long-term prospects for growth are minimal over and above incremental sales of its existing art inventory on its website.

Cash requirements

Presently, without additional cash, we will only be able to continue our presently limited operations. We have very limited working capital. Our continued operation is therefore dependent upon our ability to secure additional cash. We need to raise additional funds as soon as practicable, through the sale of equity or debt securities in the company or through the sale of artwork in our existing inventory or some combination thereof. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in

 Benacquista Galleries. We have not decided at what price or under what terms we will raise such additional funds.

The factors that we will utilize in making such a decision include: our success in developing strategic partners for Benacquista Galleries, the market valuation of our competitors, the availability of investments generally for development stage start-up companies, and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in Benacquista Galleries, though we have not received any indications of interest so far. Benacquista Galleries has identified acquaintances of our officers and directors who are interested in providing debt or equity financing for Benacquista Galleries. Benacquista Galleries has not reached any terms with such prospective investors in which such financing would be forthcoming.

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

12

ITEM 7. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC.

(A Development Stage Enterprise)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of September 30, 2004 and 2003

F-3

Statements of Operations for the Year Ended September 30, 2004,

for the period from January 17, 2003 (Date of Inception) through

September 30, 2003 and for the Period from January 17, 2003

(Date of Inception) through September 30, 2004

F-4

Statements of Stockholders’ Deficit for the Period from

January 17, 2003 (Date of Inception) through September 30, 2003 and for the year ended September 30, 2004

F-5

Statements of Cash Flows for the Year Ended September 30, 2004 and

For the Period January 17, 2003 (Date of Inception) through

September 30, 2003 and for the Period from January 17, 2003

(Date of Inception) through September 30, 2004

F-6

Notes to Financial Statements

F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Benacquista Galleries, Inc

We have audited the accompanying balance sheets of Benacquista Galleries, Inc. (a development stage enterprise) as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2004, for the period from January 17, 2003 (Date of Inception) through September 30, 2003 and for the period from January 17, 2003 (Date of Inception) through September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Benacquista Galleries, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the year ended September 30, 2004, for the periods January 17, 2003 (Date of Inception) through September 30, 2003 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of operating history raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

December 9, 2004

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
BALANCE SHEETS

September 30,
	2004	2003
ASSETS
Current Assets
Cash	$ 30,302	$ 479
Inventory	826,127	862,127
Total Current Assets	856,429	862,606
Total Assets	$ 856,429	$ 862,606

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 713	$ 541
Accrued interest	71,843	31,738
Total Current Liabilities	72,556	32,279
Long-Term Liabilities
Note payable to related party	862,127	862,127
Total Liabilities	934,683	894,406

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares authorized;
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	74,460	26,350
Deficit accumulated during the development stage	(162,714)	(68,150)
Total Stockholders' Deficit	(78,254)	(31,800)
Total Liabilities and Stockholders' Deficit	$ 856,429	$ 862,606

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
				Cumulative
		January 17,		January 17,
		2003 (Date of		2003 (Date of
	For The	Inception)		Inception)
	Year Ended	through		through
	September 30,	September 30,		September 30,
	2004	2003		2004
Revenue	$ 30,000	$ -		$ 30,000
Cost of Goods Sold	36,000	-	-	36,000
Gross Margin	(6,000)			(6,000)
General and administrative expense	(48,458)	(36,412)		(84,870)
Interest expense	(40,106)	(31,738)		(71,844)
Net Loss	$ (94,564)	$ (68,150)		$ (162,714)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.01)
Weighted Average Number of Shares Outstanding	10,000,000	9,883,721

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLERS' DEFICIT

Deficit
Accumulated
Additional	During the
Common Stock	Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance - January 17, 2003 (date
of inception)	-	$ -	$ -	$ -	$ -

Shares Issued for cash
January 2003 $0.001 per share	10,000,000	10,000	-	-	10,000
Capital contributions by majority
shareholder	-	-	26,350	-	26,350
Net loss	-	-	-	(68,150)	(68,150)
Balance - September 30, 2003	10,000,000	10,000	26,350	(68,150)	(31,800)

Capital contributions by majority
shareholder	-	-	48,110	-	48,110
Net loss	-	-	-	(94,564)	(94,564)
Balance - December 31, 2003	10,000,000	$ 10,000	$ 74,460	$ (162,714)	$ (78,254)

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
STATEMENTS OF CASHFLOWS
			Cumulative
		January 17,	January 17,
		2003 (Date of	2003 (Date of
		Inception)	Inception)
		through	through
	September 30,	September 30,	September 30,
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$ (94,564)	$ (68,150)	$ (162,714)
Changes in operating assets and liabilities:
Inventory	36,000		36,000
Accounts payable	172	541	713
Accrued interest	40,105	31,738	71,843
Net Cash Provided by Operating Activities	(18,287)	(35,871)	(54,158)

Cash Flows From Investing Activities	-	-	-
Cash Flows From Financing Activities
Capital contributions from majority shareholder	48,110	26,350	74,460
Sale of common stock		10,000	10,000
Net Cash Used in Financing Activities	48,110	36,350	84,460

Net Change in Cash	29,823	479	30,302
Cash at Beginning of Year	479	-	-
Cash at End of Year	$ 30,302	$ 479	$ 30,302

Non Cash Financing Activities
Acquisition of inventory by issuance of note payble
to related party	$ -	$ 862,127	$ 862,127

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada.  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, constructing core materials for eventual sale to customers and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances to sustain operations. The planned operations of the Company consist of selling art work through the internet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Condition — The Company is a new company with no operating history. It has not yet been able to execute its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its interim website www.benacquistagalleries.com. However, it may also use proceeds from the exercise of a warrant to purchase up to 1,000,000 common shares which could generate up to $1,000,000. There is no guarantee that the warrant will be exercised. In the event that the Company does not generate these funds, the Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for current assets approximate fair values because of the immediate or short-term maturities of these financial instruments.

Income Taxes — The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Cash – Cash consists of a deposit with a bank.

Inventory —  Inventory is stated at the lower of cost or market.

Net Income Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of September 30, 2004 and September 30, 2003, there was an outstanding warrant to purchase up to 1,000,000 common shares that was not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTE 3 – INVENTORY

Value — Inventories are stated at the lower of cost or market.  When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals.  Appraisals are performed annually or more often as deemed appropriate.  On September 23, 2003, Ronald L. Brion appraised most of the works of art and provided an estimated current market value of $875,450.  Two pieces not included in the appraisal were previously appraised for $18,500 making the total art inventory fair value $893,950.

Composition— Inventory is composed of 41 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4 – STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock — In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share.

Additional Paid-in Capital — The majority shareholder made cash contributions totaling $48,110 and $26,350 for the year ended September 30, 2004 and the period January 17, 2003 (date of inception) through September 30, 2003.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at September 30, 2003 and September 30, 2004:

Weighted-

Weighted-

Average

Average

Exercise

Remaining

      Fixed Warrants

Warrants

     Price              Contractual Life

Outstanding at January 17, 2003

—

$

—

—

Issuances

1,000,000

1.00

Outstanding at September 30, 2003

1,000,000

$

1.00

2.34 years

Issuances

—

—

Outstanding at September 30, 2004

1,000,000

$

1.00

1.34 years

NOTE 5 – RELATED PARTY TRANSACTIONS

In January 2003, the major shareholder sold certain pieces of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and is due in full on January 31, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art which was originally acquired for cash.

NOTE 6 – INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2004 and September 30, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $162,714 and $68,150 which, if unused, will begin to expire in 2023. The net deferred tax asset consists of the following at September 30, 2004 and September 30, 2003:

September 30,  September 30,

     2004

     2003

Deferred tax asset – operating loss carryforwards

$

55,323

$

23,171

Valuation allowance

(55,323)

(23,171)

Total Deferred Income Tax Asset

$           —

$           —

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

Tax at federal statutory rate (34%)

$

(32,152)

$

(23,171)

Change in valuation allowance

32,152

23,171

Provision for Income Taxes

$           —

$           —

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

The Company has not changed accountants during the last two fiscal years; nor has the Company had any disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 8A. CONTROLS AND PROCEDURES.

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

.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Name Age Position Since James Price 41 Chief Executive Officer, 2003 President, Director

* James Price is our sole officer and director.

The following is a biographical summary of the experience of the directors and executive officers of the Company:

JAMES PRICE, 41 years old

James Price, chief executive officer, principal accounting officer and director.  Mr. Price currently serves as the president of Aero Financial, Inc. located in Monkton, Maryland, through which he provides public relations consulting services directly to executives and corporations.  He has served in this capacity at Aero Financial since February of 2002.  Mr. Price also serves as Sole Director and Chief Executive Officer of Wine Purveyors International, Inc. of Lutherville, MD, where he is the sole employee and has all management and operational responsibilities and has served in that capacity since January, 2003.  From December of 1997 until February of 2002, Mr. Price was chief executive officer of Columbia Financial Group, Inc. of Lutherville, Maryland, an investor relations firm, where he was responsible for developing an employee benefit plan and training program for Columbia’s employees and where he also developed and maintained corporate policies and procedures. From February of 1995 until December of 1997, Mr. Price was a  stockbroker employed by Global Financial in Bel Air, Maryland.   From September of 1980 until June of 1982, Mr. Price attended Eastern Washington University in Cheney, Washington, where he took general studies courses with an interest in art history.  Mr. Price is a veteran of the U.S Army, serving from September of 1982 until September of 1985.

Mr. Price currently spends 10-20 hours per week on Benacquista Galleries matters.  It is possible that Mr. Price’s outside business interests and his lack of full-time commitment to Benacquista Galleries may materially damage our financial prospects and prospects for commercial success with our business model.

SIGNIFICANT EMPLOYEES

The Company's sole significant employee is James Price, its Chief Executive Officer, Principal Accounting Officer and Director.

FAMILY RELATIONSHIPS

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; The officers and directors of the Company due to the Operating Subsidiary filing a voluntary petition under Chapter 11 of the Bankruptcy Code.

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Benacquista Galleries's officers and directors, and persons who beneficially own more than ten percent of a registered class of Benacquista Galleries's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Benacquista Galleries with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Benacquista Galleries, Inc. believes that all outstanding obligations by reporting persons have been met.

CODE OF ETHICS

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics. However, we are currently in the process of applying for and maintaining the listing of our common stock on the OTC Bulletin Board. As part of the listing process, we expect to adopt a written Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that was paid in the 2004 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           Summary Compensation Table

                                                                                            Long Term Compensation

                       Annual compensation                                            Awards                      Payouts

                       ------------------------------                        -------------------------------------------------------

 (a)                   (b)        (c)         (d)          (e)                 (f)             (g)          (h)              (i)

Name,                                                     Other              Restricted    Securities

Principal                                                 annual             stock         underlying       LTIP           All other

Position              Year      Salary($)    Bonus($)     compensation($)    award(s)($)   options/SA Rs(#) Payouts($)     Comps ($)

James Price,          2004      $0 *         0            0                  0              0                  0              0

CEO, Principal

Accounting Officer,

Director

**James Price has not yet drawn any salary from Benacquista Galleries.  It is anticipated that Mr. Price will begin taking a salary of $60,000 beginning March 31, 2005; however, Mr. Price does not intend to begin taking or accruing a salary until the 1,000,000 shares underlying the warrant held by XCL Partners have been exercised at $1.00 per share.  As there can be no assurance that this will ever happen, Mr. Price may serve indefinitely without a salary.

Option grants since inception and aggregate option exercises during last fiscal year and fiscal year-end option values.

Since inception, we have not granted any stock options to any individual, including our chief executive officer, except that we have granted warrants to purchase 1,000,000 shares of our common stock to XCL Partners at an exercise price of $1.00 per share.  We anticipate granting options to various employees, directors and consultants. Any such grants will be made at an exercise price equal to the fair market value of our common stock as determined by our board of directors.

We have no employment agreements with any of our employees.

DIRECTOR COMPENSATION

For the fiscal year ended September 30, 2004, our sole director, James Price was not compensated for his services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 2004, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

Executive Officers and Directors as a group as of September 30, 2004.

Beneficial Ownership
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	James Price (1) 15208 Jarrettsville Pike, Monkton, Maryland 21111	8,969,100	89.69% (3)
Common	Timothy J. Rieu (2) 3325 Great Valley Drive, West Friendship, MD 21794	1,400,000 (4)	13.09% (4)

(1)

Mr. Price is the only officer and director. His address is 15208 Jarrettsville Pike, Monkton, Maryland 21111.

(2)

Mr. Rieu is the principal of XCL Partners, who is located at 3325 Great Valley Drive, West Friendship, MD 21794. Timothy J. Rieu is the sole proprietor of XCL Partners.

(3)

The 89.69% of class is calculated using 10,000,000 shares of common stock outstanding. This does not include the issuance of 1,000,000 shares of common stock upon the exercise of the warrant held by XCL Partners.

(4)

There are currently 10,000,000 shares of issued and outstanding stock. The exercise of the warrant will result in the issuance of another 1,000,000 common shares. The 13.09 % of class assumes the issuance of the 1,000,000 shares under the warrant reflecting XCL Partners ownership on a fully dilutive basis (based on 11,000,000 shares outstanding) in addition to the 400,000 issued shares Mr. Rieu currently owns (based on 10,000,000 currently outstanding shares).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest except as listed below:

On January 31, 2003, chief executive officer James Price sold a number of individual works of art to us for a purchase price of $862,127.25.  We issued a note for the amount of the purchase price, payable to Mr. Price.  The note bears interest at an annual rate of 5%.  The principal and interest under the note are due and payable on January 31, 2005.  There is no penalty for prepayment.  Mr. Price paid $862,127.25 for the art.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) LIST OF EXHIBITS

List of Exhibits

3.1   Articles of Incorporation of registrant as filed previously with the

      Commission on Form SB-2, dated March 31, 2003

3.2   Bylaws of registrant as filed previously with the Commission on Form SB-2,

      dated March 31, 2003.

31.1  Certification of Chief Executive Officer pursuant to Section 302 of

      Sarbanes-Oxley Act of 2002

32.1  Certification of the Company's Chief Executive Officer pursuant to 18

      U.S.C. Section 1350, as adopted pursuant to Section 906 of the

      Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2004:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees. Total annual audit fees billed for professional services rendered by Hansen, Barnett & Maxwell, during the 2004 and 2003 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Hansen, Barnett & Maxwell, P.C. in connection with statutory and regulatory filings or engagements for those fiscal years, totaled approximately $6,304 and $ 5,723 respectively.

Audit-related Fees. Total aggregate audit fees billed during the 2004 and 2003 fiscal years for assurance and related services by Hansen, Barnett & Maxwell,  that are reasonably related to the performance of the audit or review of Benacquista Galleries, Inc.'s financial statements and not reported in the paragraph above under "Audit Fees" were $11,443 and $9,925, respectively.  These fees were primarily for services provided with the company’s registration statements.

Tax Fees. The total fees billed during the 2004 and 2003 for professional services rendered by Hansen, Barnett & Maxwell,  for tax compliance, tax advice, and tax planning services were approximately $158 and $0, respectively. Specifically, these services involved preparation of the consolidated tax returns and guidance on tax accruals.

All Other Fees. There were no fees billed by Hansen, Barnett & Maxwell, during our 2004 and 2003 fiscal years for any other services rendered to Benacquista Galleries, Inc. other than the amounts set forth above.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated: January 5, 2005