Form 10QSB
period 2004-12-31
BENACQUISTA GALLERIES INC
filed 2005-02-14
CIK 1222792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-104132

Benacquista Galleries, Inc.

(Exact name of Registrant as specified in its charter)

           Nevada                                               71-0928242

(State or other jurisdiction of                              (I.R.S. Employer

incorporation or organization)                            Identification Number)

15208 Jarrettsville Pike

Monkton, Maryland

(410) 303-9879

(410) 321-1799 Fax

                                                            21111

 (Address of principal executive offices)                (Zip/Postal Code)

                                 (410) 303-9879

                               (Telephone Number)

                              -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[] YES [X] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 10,000,000 common stock shares, par value $0.001, as of December 31, 2004.

TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION...................................  4

Item 1        Financial Statements....................................  4

Unaudited Condensed Balance Sheets as of December 31, 2004 and

September 30, 2004

4

Unaudited Condensed Statements of Operations for the Three Months

Ended December 31, 2004 and 2003, and for the Period from January

17, 2003 (Date of Inception) through December 31, 2004

5

Unaudited Condensed Statements of Cash Flows for Three Months

Ended December 31, 2004 and 2003 and for the Period from January

17, 2003 (Date of Inception) through December 31, 2004

6

Notes to Unaudited Financial Statements

7

Item 2        Changes in Securities and Small Business Issuer

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

Part I – Financial Information

Item 1.  Financial Statement

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	September 30,
	2004	2004
ASSETS
Current Assets
Cash	$ 19,796	$ 30,302
Inventory	826,127	826,127
Total Current Assets	845,923	856,429
Total Assets	845,923	$ 856,429

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	-	$ 713
Accrued interest	82,620	71,843
Note payable to related party	862,127	862,127
Total Liabilities	944,747	934,683

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares authorized;
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	74,460	74,460
Deficit accumulated during the development stage	(183,284)	(162,714)
Total Stockholders' Deficit	(98,824)	(78,254)
Total Liabilities and Stockholders' Deficit	$ 845,923	$ 856,429

See accompanying notes to condensed financial statements.

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
			Cumulative
			January 17,
			2003 (Date of
	For The Three	For The Three	Inception)
	Months Ended	Months Ended	through
	December 31,	December 31,	December 31,
	2004	2003	2004
Revenue	$ -	$ -	$ 30,000
Cost of Goods Sold	-	-	36,000
Gross Margin	-	-	(6,000)
General and administrative expense	9,793	16,639	94,663
Interest expense	10,777	10,777	82,621
Net Loss	20,570	27,416	183,284

Basic and Diluted Loss per Share	$ 0.002	$ 0.003	$ 0.018
Weighted Average Number of Shares Outstanding	10,000,000	10,000,000	10,000,000

See accompanying notes to condensed financial statements.

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			January 17,
			2003 (Date of
	For The Three	For The Three	Inception)
	Months Ended	Months Ended	through
	December 31,	December 31,	December 31,
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$ (20,570)	$ (27,416)	$ (183,284)
Changes in operating assets and liabilities:			-
Inventory	-	-	36,000
Accounts payable	(713)	5,194	-
Accrued interest	10,777	10,777	82,620
Net Cash From Operating Activities	(10,506)	(11,445)	(64,664)

Cash Flows From Investing Activities	-	-	-
Cash Flows From Financing Activities
Capital contributions from majority shareholder	-	11,445	74,460
Sale of common stock	-	-	10,000
Net Cash FromFinancing Activities	-	11,445	84,460

Net Change in Cash	(10,506)	-	19,796
Cash at Beginning of Period	30,302	479	-
Cash at End of Period	$ 19,796	$ 479	$ 19,796

Non Cash Financing Activities
Acquisition of inventory by issuance of note payble
to related party	$ -	$ -	$ 862,127

See accompanying notes to condensed financial statements.

BENAQUISTA GALLERIES INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada.  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet. The Company has limited revenues to date. The Company’s fiscal year end is September 30.

Interim Financial Information – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.  The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2004.

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

Net Income Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of December 31, 2004 and September 30, 2004, there was an outstanding warrant to purchase up to 1,000,000 common shares that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTE 3 – INVENTORY

Value — Inventories are stated at the lower of cost or market.  When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals.  Appraisals are performed annually or more often as deemed appropriate.  On September 23, 2003, Ronald L. Brion appraised most of the works of art and provided an estimated current market value of $915,450.  Two pieces not included in the appraisal were previously appraised for $18,500 and two pieces were sold valuing $40,000 making the total art inventory fair value $893,955.

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

Additional Paid-in Capital — The majority shareholder made no cash contributions for the three months ended December 31, 2004 and 74,460 the period January 17, 2003 (date of inception) through September 30, 2004.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at December 31, 2004 and September 30, 2004:

Weighted-Average

   Weighted-Average

Exercise

Remaining

      Fixed Warrants

Warrants

Price

Contractual Life

Outstanding at January 17, 2003

—

$

—

—

Issuances

1,000,000

1.00

Outstanding at September 30, 2003

1,000,000

$

1.00

2.34 years

Issuances

—

—

Outstanding at December 31, 2004

1,000,000

$

1.00

1.08 years

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

We have targeted locations for potential gallery openings during the next 15 months.  These locations are in Pennsylvania, Virginia, Nevada and Maryland.  The locations are in shopping malls which have been selected due to the number of complementary luxury goods stores they contain.  We have also focused on properties which are highly selective with respect to their retail tenants.  These properties are amongst the most expensive retail locations per square foot in the United States.  It will be very difficult for us, as a development stage company without a significant operating history and with very limited cash reserves, to successfully secure a location in one or more of these malls.  In addition, significant expenditures of capital can be required to make a retail location operable as an art gallery.  While these expenses are often covered by a tenant improvement allowance offered by the mall landlord, there can be no assurance that we will receive such an allowance.  Although we will seek out space that requires as little improvement as possible, there can be no assurance that such a space will be available to us on terms which we qualify for and would be willing to accept. We intend to enter into lease agreements on four facilities. James Price, in a guarantee agreement, has agreed to execute lease guarantees on each of these locations, if necessary, for a maximum lease liability of $500,000 per lease.

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

In March of 2005, we also intend to begin development of a fully interactive e-commerce and auction enabled website developed by Cybergroup, Inc. The website will include visual displays of art inventory and a full on-line auction and purchase capacity. The website will serve two primary functions for our company:

•

developing customer awareness of our brand, offerings, featured artists, retail locations and available artwork to potential purchasers who will then be more likely to visit our retail location; and

•

providing an on-line opportunity to purchase art viewed on our website or at one of our retail galleries.

We believe that it will cost between $40,000 and $75,000 to launch our e-commerce and auction website and to develop adequate advertising materials.  We believe that it will cost an additional $25,000 for advertising and marketing for the website sufficient to drive adequate traffic.  We intend to accomplish this by means of outside consultants and by the efforts of James Price.  We believe that these materials will be completed within 90 days of our receipt of $100,000 through revenues generated by our interim website, proceeds generated by the exercise of the warrant or other methods such as the sale of art through other galleries or eBay or loans from our sole officer and director. Mr. Price is not legally obligated to make such loans nor do we know under what terms and conditions such loans might be available.  Our art inventory is valued at $915,450, not including two pieces of the company’s art that were not appraised. Therefore, whether we sell our art inventory on our interim website or through other galleries or on eBay, we would likely be able to raise enough proceeds to launch our e-commerce and auction website. It is our hope that the website and marketing plan be completed no later than April 2005. Although we currently do not have an agreement with any other gallery, we are in the negotiation process.  If the warrant is exercised, the funds received will be used first to launch the e-commerce and auction website. However, there is no assurance that the warrant will ever be exercised.

Although there are no assurances that either the interim website will generate revenues or the warrant will be exercised, we believe if we receive sufficient funds from the sources above we will be able to offer for sale our existing inventory of artwork on-line and through our first gallery opening by October 2005.   Although our existing inventory of artwork was sold by our chief executive officer, James Price, from his private collection and does not represent any continuing on-going relationship with a particular artist, we believe that the inventory will be sufficiently interesting to attract art buyers to our gallery and site while we continue to negotiate contracts with individual artists.   We expect that we will spend about $10,000 over 30 days on outside consultants to integrate our artwork inventory into our website presence.  We have no present source for these funds other than the revenues expected from our interim website or the  proceeds from the exercise of the warrant. There are no assurances that either the warrant will be exercised or the interim website will generate revenues.  It is our hope that at least one new artist and our current inventory will be available for sale on our e-commerce and auction website no later than April 2005.

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

There can be no assurance that any of the above alternative strategies will achieve our intended goals.  If we are unsuccessful in securing resources by any of the above outlined means, then our organization will cease to be able to carry out any alternative plan of operation and we will cease operations, resulting in a total loss of investment for all shareholders.   Benacquista currently has a limited inventory of art of 41 pieces purchased from our chief executive officer.  Although we plan to sell this artwork along with other artwork that we plan to acquire, we have not yet negotiated with any suppliers or artists regarding such other artwork.  We plan to acquire new artwork from individual artists and wholesalers and to sell this artwork on an Internet site we intend to build as well as in retail galleries that we intend to open.

Sales and marketing. We expect sales and marketing expenses to increase sharply to between $25,000 and $50,000 by April of 2005, assuming that we receive sufficient funding to initiate our interactive web site and to commence our marketing plan.

General and administrative. General and administrative expenses were $9,793 during the three months ending December 31, 2004 and $16,639 during the three months ending December 31, 2003. General and administrative expenses decreased during the period ended  December 31, 2004 as compared to the comparable fiscal 2003 period due mainly to a decrease in offering expenses.

Financial Condition

For the three-month period ended  December 31, 2004, Benacquista Galleries had a net loss of $20,570 while for the period ended  December 31, 2003, the Company had a net loss of $27,416. Also, for the period ended  December 31, 2004, the Company had a working capital deficit of $98,824 while for the period from inception through September 30, 2004, the Company had a working capital deficit of $78,254.

Benacquista Galleries's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue website development and marketing without a salary, we currently do not have the resources to commence our marketing plan.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended  December 31, 2004 and 2003 was $10,506 and $11,445 respectively. As of  December 31, we had $19,796 in cash. Net cash used in operating activities for the period ended  December 31, 2004 was primarily the result of a net loss offset by an increase in accrued interest payable. Net cash used in operating activities for the period ended  December 31, 2003 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities was $0 for the three-month period ended  December 31, 2004. Net cash provided by financing activities was $11,445 for the period ended  December 31, 2003. Net cash provided by financing activities for the period ended  December 31, 2004 was attributable to a capital contribution from our major shareholder.

As of  December 31, 2004 our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our major shareholder. We have no material commitments for capital expenditures.  We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

ITEM 3. Controls and Procedures

(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) LIST OF EXHIBITS

List of Exhibits
3.1	Articles of Incorporation of registrant as filed previously with the Commission on Form SB-2, dated March 31, 2003.
3.2	Bylaws of registrant as filed previously with the Commission on Form SB-2, dated March 31, 2003.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended  December 31, 2004:

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

/s/ James Price ----------------------------- James Price Chief Executive Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: February 14, 2005