Form 10QSB
period 2005-03-31
BENACQUISTA GALLERIES INC
filed 2005-05-23
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-104132

Benacquista Galleries, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	71-0928242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15208 Jarrettsville Pike
Monkton, Maryland	21111
(Address of principal executive offices)	(Zip/Postal Code)

(410) 303-9879
(410) 321-1799 Fax
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ]   YES          [X]    NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 10,000,000 common stock shares, par value $0.001, as of March 31, 2005.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	4

	Unaudited Condensed Balance Sheets as of March 31, 2005 and September 30, 2004	4

	Unaudited Condensed Statements of Operations for the three and six months Ended March 31, 2005 and 2004, and for the Period from January 17, 2003 (Date of Inception) through March 31, 2005	5

	Unaudited Condensed Statements of Cash Flows for Six Months Ended March 31, 2005 and 2004 and for the Period from January 17, 2003 (Date of Inception) through March 31, 2005	6

	Notes to Financial Statements	7

Item 2	Plan of Operation	9

Item 3	Controls and Procedures	13

PART II	OTHER INFORMATION	13

Item 1	Legal Proceedings	13

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8-K	14

Signature		15

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

Benacquista Galleries, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including without limitation those identified in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 14, 2003 on Form SB-2/A.

Part I - Financial Information

Item 1. Financial Statements

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
(UNAUDITED)

	March 31, 2005	September 30, 2004
	(unaudited)
ASSETS
Current Assets
Cash	$-	$30,302
Inventory	826,127	826,127
Total Current Assets	826,127	856,429
Total Assets	$826,127	$856,429

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$3,778	$-
Accounts payable	-	713
Accrued interest	93,397	71,843
Payable to related party	500	-
Note payable to related party	862,127	862,127
Total Liabilities	959,802	934,683

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares authorized;
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	74,460	74,460
Deficit accumulated during the development stage	(218,135)	(162,714)
Total Stockholders' Deficit	(133,675)	(78,254)
Total Liabilities and Stockholders' Deficit	$826,127	$856,429

See accompanying notes to the condensed financial statements

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended		Cumulative January 17, 2003 (Date of Inception) through
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Revenue	$-	$-	$-	$-	$30,000
Cost of Goods Sold	-	-	-	-	36,000

Gross Margin	-	-	-	-	(6,000)
General and administrative expense	24,074	24,311	33,867	34,104	118,737

Interest expense	10,777	10,777	21,554	21,553	93,398
Net Loss	$34,851	$35,088	$55,421	$55,657	$218,135

Basic and Diluted Loss per Share	$0.003	$0.004	$0.006	$0.006
Weighted Average Number of Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the condensed financial statements

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended March 31, 2005	For The Six Months Ended March 31, 2004	Cumulative January 17, 2003 (Date of Inception) through March 31, 2005
Cash Flows From Operating Activities
Net loss	$(55,421)	$(55,657)	$(218,135)
Changes in operating assets and liabilities:
Inventory	-	-	36,000
Accounts payable	(713)	5,870	-
Payable to related party	500	-	500
Accrued interest	21,554	21,552	93,397
Net Cash Used in Operating Activities	(34,080)	(28,235)	(88,238)

Cash Flows From Financing Activities
Bank Over draft	3,778	-	3,778
Capital contributions from majority shareholder	-	28,235	74,460
Sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	3,778	28,235	88,238

Net Change in Cash	(30,302)	-	-
Cash at Beginning of Period	30,302	479	-
Cash at End of Period	$-	$479	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities
Acquisition of inventory by issuance of note payable to related party	$-	$-	$862,127

See accompanying notes to the condensed financial statements

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 - NATURE OF BUSINESS

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

Interim Financial Information — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of March 31, 2005 and September 30, 2004, there was an outstanding warrant to purchase up to 1,000,000 common shares that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTE 3 - INVENTORY

Value — Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals. Appraisals are performed annually or more often as deemed appropriate. On September 23, 2003, Ronald L. Brion appraised most of the works of art and provided an estimated current market value of $915,450. Two pieces not included in the appraisal were previously appraised for $18,500 and two pieces were sold valuing $40,000 making the total art inventory fair value $893,950.

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED FINANCIAL STATEMENTS
March 31, 2005

Composition— Inventory is composed of 41 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4 - STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock — In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share.

Additional Paid-in Capital — The majority shareholder made no cash contributions for the six months ended March 31, 2005 and 74,460 the period January 17, 2003 (date of inception) through September 30, 2004.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at December 31, 2004 and March 31, 2005:

Fixed Warrants	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding at January 17, 2003	—	$—	—
Issuances	1,000,000	1.00
Outstanding at September 30, 2003	1,000,000	$1.00	2.34 years

Issuances	—	—
Outstanding at March 31, 2005	1,000,000	$1.00	.83 years

NOTE 5 - RELATED PARTY TRANSACTIONS

In January 2003, the major shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and is due in full June 30, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art which was originally acquired for cash.

During the quarter ended March 31, 2005, the major shareholder advanced the Company $500. This advance is expected to be repaid in the near future.

The accompanying notes are an integral part of these financial statements.

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

In June of 2005, we also intend to begin development of a fully interactive e-commerce and auction enabled website developed by Cybergroup, Inc. The website will include visual displays of art inventory and a full on-line auction and purchase capacity. The website will serve two primary functions for our company:

•	developing customer awareness of our brand, offerings, featured artists, retail locations and available artwork to potential purchasers who will then be more likely to visit our retail location; and
•	providing an on-line opportunity to purchase art viewed on our website or at one of our retail galleries.

We believe that it will cost between $40,000 and $75,000 to launch our e-commerce and auction website and to develop adequate advertising materials. We believe that it will cost an additional $25,000 for advertising and marketing for the website sufficient to drive adequate traffic. We intend to accomplish this by means of outside consultants and by the efforts of James Price. We believe that these materials will be completed within 90 days of our receipt of $100,000 through revenues generated by our interim website, proceeds generated by the exercise of the warrant or other methods such as the sale of art through other galleries or eBay or loans from our sole officer and director. Mr. Price is not legally obligated to make such loans nor do we know under what terms and conditions such loans might be available. Our art inventory is valued at $826,127, not including two pieces of the company’s art that were not appraised. Therefore, whether we sell our art inventory on our interim website or through other galleries or on eBay, we would likely be able to raise enough proceeds to launch our e-commerce and auction website. It is our hope that the website and marketing plan be completed no later than September 2005. Although we currently do not have an agreement with any other gallery, we are in the negotiation process. If the warrant is exercised, the funds received will be used first to launch the e-commerce and auction website. However, there is no assurance that the warrant will ever be exercised.

Although there are no assurances that either the interim website will generate revenues or the warrant will be exercised, we believe if we receive sufficient funds from the sources above we will be able to offer for sale our existing inventory of artwork on-line and through our first gallery opening by December 2005. Although our existing inventory of artwork was sold by our chief executive officer, James Price, from his private collection and does not represent any continuing on-going relationship with a particular artist, we believe that the inventory will be sufficiently interesting to attract art buyers to our gallery and site while we continue to negotiate contracts with individual artists. We expect that we will spend about $10,000 over 30 days on outside consultants to integrate our artwork inventory into our website presence. We have no present source for these funds other than the revenues expected from our interim website or the proceeds from the exercise of the warrant. There are no assurances that either the warrant will be exercised or the interim website will generate revenues. It is our hope that at least one new artist and our current inventory will be available for sale on our e-commerce and auction website no later than June 2005.

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

Sales and marketing.

We expect sales and marketing expenses to increase sharply to between $25,000 and $50,000 by September of 2005, assuming that we receive sufficient funding to initiate our interactive web site and to commence our marketing plan.

General and administrative.

General and administrative expenses were $24,074 during the three months ending March 31, 2005 and $24,311 during the three months ending March 31, 2004.

Financial Condition

For the three-month period ended March 31, 2005, Benacquista Galleries had a net loss of $34,851 while for the period ended March 31, 2004, the Company had a net loss of $35,088. Also, for the period ended March 31, 2005, the Company had a working capital deficit of $133,675 while for the period ended September 30, 2004, the Company had a working capital deficit of $78,254.

Benacquista Galleries's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue website development and marketing without a salary, we currently do not have the resources to commence our marketing plan.

Liquidity and capital resources

Net cash used in operating activities for the six-month period ended March 31, 2005 and 2004 was $34,080 and $28,235 respectively. As of March 31, 2005, we had $0 in cash. Net cash used in operating activities for the period ended March 31, 2005 was primarily the result of a net loss offset by an increase in accrued interest payable. Net cash used in operating activities for the period ended March 31, 2004 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities was $3,778 for the six-month period ended March 31, 2005. Net cash provided by financing activities was $28,235 for the period ended March 31, 2004. Net cash provided by financing activities for the period ended March 31, 2005 was attributable to a capital contribution from our major shareholder and net cash provided by financing activities for the period ended March 31, 2004 was also attributable to a capital contribution from our major shareholder.

As of March 31, 2005 our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our major shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) LIST OF EXHIBITS

List of Exhibits	Description

3.1	Articles of Incorporation of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002.

3.2	Bylaws of registrant as filed previously with the Commission on Form SB-2, dated April 12, 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2005:

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

Dated: May 20, 2005