Form 10KSB/A
period 2004-09-30
BENACQUISTA GALLERIES INC
filed 2005-06-27
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
OF 1934

For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File No. 333-104132

Benacquista Galleries, Inc.
(Name of Small Business Issuer as specified in its charter)

Nevada	71-0928242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15208 Jarrettsville Pike
Monkton, Maryland
(410) 321-1799 Fax	21111
(Address of principal executive offices)	(Zip Code)

(410) 303-9879
(Telephone Number)

Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section
12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES   [  ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the past 60 days: $639 based on the price at which the stock was sold.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 10,000,000 common stock shares, par value $0.001, as of May 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format YES  [   ]  NO [X]

The Small Business Issuer, by this Form 10-KSB/A amends the Form 10-KSB filed on January 6, 2005 to change Item 8A: Controls and Proceedures, the dates f the signature pages and the text of certifications made by our CEO and Principal Accounting and Financial Officer. The remaining information in this Form 10-KSB/A has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB/A relates.

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

ITEM 7. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	14

Balance Sheets as of September 30, 2004 and 2003	15

Statements of Operations for the Year Ended September 30, 2004, for the period from January 17, 2003 (Date of Inception) through September 30, 2003 and for the Period from January 17, 2003 (Date of Inception) through September 30, 2004	16

Statements of Stockholders’ Deficit for the Period from January 17, 2003 (Date of Inception) through September 30, 2003 and for the year ended September 30, 2004	17

Statements of Cash Flows for the Year Ended September 30, 2004 and For the Period January 17, 2003 (Date of Inception) through September 30, 2003 and for the Period from January 17, 2003 (Date of Inception) through September 30, 2004	18

Notes to Financial Statements	19

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company Accounting Oversight Board

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
December 9, 2004

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
Current Assets
Cash	$30,302	$479
Inventory	826,127	862,127
Total Current Assets	856,429	862,606
Total Assets	$856,429	$862,606

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$713	$541
Accrued interest	71,843	31,738
Total Current Liabilities	72,556	32,279
Long-Term Liabilities
Note payable to related party	862,127	862,127
Total Liabilities	934,683	894,406

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares authorized;
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	74,460	26,350
Deficit accumulated during the development stage	(162,714)	(68,150)
Total Stockholders' Deficit	(78,254)	(31,800)
Total Liabilities and Stockholders' Deficit	$856,429	$862,606

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
	For The Year Ended September 30,	January 17, 2003 (Date of Inception) through September 30,	Cumulative January 17, 2003 (Date of Inception) through September 30,
	2004	2003	2004
Revenue	$30,000	$-	$30,000
Cost of Goods Sold	36,000	-	36,000
Gross Margin	(6,000)		(6,000)
General and administrative expense	(48,458)	(36,412)	(84,870)
Interest expense	(40,106)	(31,738)	(71,844)
Net Loss	$(94,564)	$(68,150)	$(162,714)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding	10,000,000	9,883,721

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLERS' DEFICIT

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance - January 17, 2003 (date of inception)	-	$-	$-	$-	$-

Shares Issued for cash January 2003 $0.001 per share	10,000,000	10,000	-	-	10,000
Capital contributions by majority shareholder	-	-	26,350	-	26,350
Net loss	-	-	-	(68,150)	(68,150)
Balance - September 30, 2003	10,000,000	10,000	26,350	(68,150)	(31,800)

Capital contributions by majority shareholder	-	-	48,110	-	48,110
Net loss	-	-	-	(94,564)	(94,564)
Balance - September 30, 2004	10,000,000	$10,000	$74,460	$(162,714)	$(78,254)

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES,INC.
(A Development Stage Enterprise)
STATEMENTS OF CASHFLOWS

	September 30,	January 17, 2003 (Date of Inception) through September 30,	Cumulative January 17, 2003 (Date of Inception) through September 30,
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$(94,564)	$(68,150)	$(162,714)
Changes in operating assets and liabilities:
Inventory	36,000		36,000
Accounts payable	172	541	713
Accrued interest	40,105	31,738	71,843
Net Cash Provided by Operating Activities	(18,287)	(35,871)	(54,158)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Capital contributions from majority shareholder	48,110	26,350	74,460
Sale of common stock	-	10,000	10,000

Net Cash Used in Financing Activities	48,110	36,350	84,460

Net Change in Cash	29,823	479	30,302

Cash at Beginning of Year	479	-	-

Cash at End of Year	$30,302	$479	$30,302

Non Cash Financing Activities
Acquisition of inventory by issuance of note payble
to related party	$-	$862,127	$862,127

The accompanying notes are an integral part of these financial statements.

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

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments— The carrying amounts reported in the accompanying financial statements for current assets approximate fair values because of the immediate or short-term maturities of these financial instruments.

Income Taxes— The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Cash - Cash consists of a deposit with a bank.

Inventory— Inventory is stated at the lower of cost or market.

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

NOTE 3 - INVENTORY

Value— Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals. Appraisals are performed annually or more often as deemed appropriate. On September 23, 2003, Ronald L. Brion appraised most of the works of art and provided an estimated current market value of $875,450. Two pieces not included in the appraisal were previously appraised for $18,500 making the total art inventory fair value $893,950.

Composition— Inventory is composed of 41 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4 - STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock— In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share.

Additional Paid-in Capital— The majority shareholder made cash contributions totaling $48,110 and $26,350 for the year ended September 30, 2004 and the period January 17, 2003 (date of inception) through September 30, 2003.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at September 30, 2003 and September 30, 2004:

Fixed Warrants	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding at January 17, 2003	—	$—	—
Issuances	1,000,000	1.00
Outstanding at September 30, 2003	1,000,000	$1.00	2.34 years

Issuances	—	—
Outstanding at September 30, 2004	1,000,000	$1.00	1.34 years

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

NOTE 6 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2004 and September 30, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $162,714 and $68,150 which, if unused, will begin to expire in 2023. The net deferred tax asset consists of the following at September 30, 2004 and September 30, 2003:

	September 30, 2004	September 30, 2003

Deferred tax asset - operating loss carryforwards	$55,323	$23,171
Valuation allowance	(55,323)	(23,171)

Total Deferred Income Tax Asset	$—	$—

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

Tax at federal statutory rate (34%)	$(32,152)	$(23,171)
Change in valuation allowance	32,152	23,171

Provision for Income Taxes	$—	$—

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

The Company has not changed accountants during the last two fiscal years; nor has the Company had any disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company are recorded, processed, summarized and reported within the time periods in which this Annual Report has been prepared.

The Company's principal executive officer, who is also our principal financial officer, has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended September 30, 2004, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Since
James Price	41	Chief Executive Officer, President, Director	2003

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that was paid in the 2004 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:

Summary Compensation Table

Long Term Compensation
	Annual compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name, Principal Position	Year	Salary($)	Bonus($)	Other annual compensation($)	Restricted award(s)($)	Securities stock underlying options/SA Rs(#)	LTIP Payouts($)	All other Comps ($)
James Price,	2004	$0 *	0	0	0	0	0	0
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) LIST OF EXHIBITS

List of Exhibits

3.1	Articles of Incorporation of small business issuer as filed previously with the Commission on Form SB-2, dated March 31, 2003

3.2	Bylaws of small business issuer as filed previously with the Commission on Form SB-2, dated March 31, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benacquista Galleries, Inc.

/s/ James Price
James Price
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

/s/ James Price James Price Chief Executive Officer (Duly Authorized Officer and Principal Financial and Accounting Officer) Dated: June 23, 2005