Form 10KSB/A
period 2004-09-30
BENACQUISTA GALLERIES INC
filed 2005-07-13
CIK 1222792

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

The Small Business Issuer, by this Form 10-KSB/A amends the Form 10-KSB filed on January 6, 2005 and the Form 10KSB/A filed on June 27, 2005 to change Item 8A: Controls and Proceedures, the dates of the signature pages and the text of certifications made by our CEO and Principal Accounting and Financial Officer. The remaining information in this Form 10-KSB/A has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB/A relates.

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

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that any information required to be disclosed in any filing under the Exchange Act is accumulated and communicated to our chief executive officer and principal financial officer in order to allow timely decisions regarding required disclosure and furthermore that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms with respect to any reports that the Company makes under the Securities Exchange Act of 1934, as amended.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that was paid in the 2004 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:

Summary Compensation Table

Long Term Compensation
	Annual compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name, Principal Position	Year	Salary($)	Bonus($)	Other annual compensation($)	Restricted award(s)($)	Securities stock underlying options/SA Rs(#)	LTIP Payouts($)	All other Comps ($)
James Price, CEO, Principal Accounting Officer, Director	2004	$0 *	0	0	0	0	0	0

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

/s/ James Price James Price Chief Executive Officer (Duly Authorized Officer and Principal Financial and Accounting Officer) Dated: July 11, 2005