Form 10QSB
period 2005-06-30
BENACQUISTA GALLERIES INC
filed 2005-08-15
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 10,000,000 common stock shares, par value $0.001, as of June 30, 2005 .

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1	Financial Statements	4

	Unaudited Condensed Balance Sheets as of June 30, 2005 and September 30, 2004	4

	Unaudited Condensed Statements of Operations for the Three and Nine months Ended June 30, 2005 and 2004, and for the Period from January 17, 2003 (Date of Inception) through June 30, 2005	5

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2005 and 2004 and for the Period from January 17, 2003 (Date of Inception) through June 30, 2005	6

	Notes to Financial Statements	7

Item 2	Plan of Operation	9

Item 3	Controls and Procedures	13

PART II	OTHER INFORMATION	13

Item 1	Legal Proceedings	13

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8-K	14

Signature		15

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

Part I - Financial Information
Item 1. Financial Statements

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
(UNAUDITED)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets
Cash	$1,651	$30,302
Inventory	826,127	826,127
Total Current Assets	827,778	856,429
Total Assets	$827,778	$856,429

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$9,610	$713
Accrued interest	104,173	71,843
Note payable to related party	862,127	862,127
Total Liabilities	975,910	934,683

Stockholders' Deficit
Common stock - $0.001 par value; 50,000,000 shares authorized;
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	89,984	74,460
Deficit accumulated during the development stage	(248,116)	(162,714)
Total Stockholders' Deficit	(148,132)	(78,254)
Total Liabilities and Stockholders' Deficit	$827,778	$856,429

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended March 31,		Cumulative January 17, 2003 (Date of Inception) through June 30,
	June 30, 2004	June 30, 2004	June 30, 2005	June 30, 2004	2005
Revenue	$-	$-	$-	$-	$30,000
Cost of Goods Sold	-	-	-	-	36,000
Gross Margin	-	-	-	-	(6,000)
General and administrative expense	19,205	13,056	53,072	47,160	137,942
Interest expense	10,776	10,776	32,330	29,329	104,174
Net Loss	$29,981	$23,832	$85,402	$76,489	$248,116

Basic and Diluted Loss per Share	$0.003	$0.002	$0.009	$0.008
Weighted Average Number
of Shares Outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended	Cumulative January 17, 2003 (Date of Inception) through
	June 30, 2005	June 30, 2004	June 30, 2005
Cash Flows From Operating Activities
Net loss	$(85,402)	$(76,489)	$(248,116)
Changes in operating assets and liabilities:
Inventory	-	-	36,000
Accounts payable	8,897	1,890	9,610
Accrued interest	32,330	29,329	104,173
Net Cash Used by Operating Activities	(44,175)	(45,270)	(98,333)

Cash Flows From Financing Activities
Capital contributions from majority shareholder	15,524	45,270	89,984
Sale of common stock	-	-	10,000
Net Cash Provided in Financing Activities	15,524	45,270	99,984

Net Change in Cash	(28,651)	-	1,651
Cash at Beginning of Period	30,302	479	-
Cash at End of Period	$1,651	$479	$1,651

Supplemental Dislosure of Non Cash Investing and Financing Activities
Acquisition of inventory by issuance of note payable to related party	$-	$-	$862,127

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

Interim Financial Information - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2004.

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

Additional Paid-in Capital— The majority shareholder made $15,524 cash contributions for the nine months ended June 30, 2005 and 74,460 the period January 17, 2003 (date of inception) through September 30, 2004.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at December 31, 2004 and March 31, 2005:

Fixed Warrants	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding at January 17, 2003	—	$—	—
Issuances	1,000,000	1.00
Outstanding at September 30, 2003	1,000,000	$1.00	2.34 years

Issuances	—	—
Outstanding at June 30, 2005	1,000,000	$1.00	.58 years

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

Overview

Benacquista Galleries, Inc. is a development stage Nevada Corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. To date, the artwork offering remains incomplete, only the basic interim website is operational, we have no galleries and we have no significant customers.

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

We have primary areas of our business that we intend to develop over the next six to twelve months:

Relationships with several artists for exclusive artwork offerings through Benacquista Galleries;

A fully interactive e-commerce and auction enabled website;

At least one gallery opening in a strategic location;

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

We have developed and launched a basic interim website which displays some of our current art inventory for sale. You can visit our website at www.benacquistagalleries.com . Because our interim website was done on a limited budget, it contains basic company information as well as displays several art pieces for sale and information on the artists.

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

In September of 2005, we also intend to begin development of a fully interactive e-commerce and auction enabled website developed by Cybergroup, Inc. The website will include visual displays of art inventory and a full on-line auction and purchase capacity. The website will serve two primary functions for our company:

developing customer awareness of our brand, offerings, featured artists, retail locations and available artwork to potential purchasers who will then be more likely to visit our retail location; and

providing an on-line opportunity to purchase art viewed on our website or at one of our retail galleries.

We believe that it will cost between $40,000 and $75,000 to launch our e-commerce and auction website and to develop adequate advertising materials. We believe that it will cost an additional $25,000 for advertising and marketing for the website sufficient to drive adequate traffic. We intend to accomplish this by means of outside consultants and by the efforts of James Price. We believe that these materials will be completed within 90 days of our receipt of $100,000 through revenues generated by our interim website, proceeds generated by the exercise of the warrant or other methods such as the sale of art through other galleries or eBay or loans from our sole officer and director. Mr. Price is not legally obligated to make such loans nor do we know under what terms and conditions such loans might be available. Our art inventory is valued at $826,127, not including two pieces of the company’s art that were not appraised. Therefore, whether we sell our art inventory on our interim website or through other galleries or on eBay, we would likely be able to raise enough proceeds to launch our e-commerce and auction website. It is our hope that the website and marketing plan be completed no later than October 2005. Although we currently do not have an agreement with any other gallery, we are in the negotiation process. If the warrant is exercised, the funds received will be used first to launch the e-commerce and auction website. However, there is no assurance that the warrant will ever be exercised.

Although there are no assurances that either the interim website will generate revenues or the warrant will be exercised, we believe if we receive sufficient funds from the sources above we will be able to offer for sale our existing inventory of artwork on-line and through our first gallery opening by February 2006. Although our existing inventory of artwork was sold by our chief executive officer, James Price, from his private collection and does not represent any continuing on-going relationship with a particular artist, we believe that the inventory will be sufficiently interesting to attract art buyers to our gallery and site while we continue to negotiate contracts with individual artists. We expect that we will spend about $10,000 over 30 days on outside consultants to integrate our artwork inventory into our website presence. We have no present source for these funds other than the revenues expected from our interim website or the proceeds from the exercise of the warrant. There are no assurances that either the warrant will be exercised or the interim website will generate revenues. It is our hope that at least one new artist and our current inventory will be available for sale on our e-commerce and auction website no later than September 2005.

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

Sales and marketing.

We expect sales and marketing expenses to increase sharply to between $25,000 and $50,000 by October of 2005, assuming that we receive sufficient funding to initiate our interactive web site and to commence our marketing plan.

General and administrative.

General and administrative expenses were $19,205 during the three months ending June 30, 2005 and $13,056 during the three months ending June 30, 2004.

Financial Condition

For the three-month period ended June 30, 2005, Benacquista Galleries had a net loss of $29,981 while for the period ended June 30, 2005, the Company had a net loss of $23,832. Also, for the period ended June 30, 2005, the Company had a working capital deficit of $248,116 while for the period ended September 30, 2004, the Company had a working capital deficit of $78,254.

Benacquista Galleries's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue website development and marketing without a salary, we currently do not have the resources to commence our marketing plan.

Liquidity and capital resources

Net cash used in operating activities for the nine-month period ended June 30, 2005 and 2004 was $44,175 and $45,270 respectively. As of June 30, 2005, we had $1,651 in cash. Net cash used in operating activities for the period ended June 30, 2005 was primarily the result of a net loss offset by an increase in accrued interest payable. Net cash used in operating activities for the period ended June 30, 2004 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities was $15,524 for the nine-month period ended June 30, 2005. Net cash provided by financing activities was $45,270 for the nine-month period ended June 30, 2004. Net cash provided by financing activities for the period ended June 30, 2005 was attributable to a capital contribution from our major shareholder and net cash provided by financing activities for the period ended June 30, 2004 was also attributable to a capital contribution from our major shareholder.

As of June 30, 2005 our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our major shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

Benacquista Galleries' short-term prospects are challenging considering our lack of financial resources. Management has substantial doubt about its ability to maintain even the presently minimal level of operations should the liquidity situation not improve. Without raising any additional cash, selling existing artwork or additional contributions or loans from our major shareholder, Benacquista Galleries' short-term and long-term prospects for growth are minimal.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2005:

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benacquista Galleries, Inc.

/s/ James Price
James Price
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: August 15, 2005