Form 10KSB
period 2005-09-30
BENACQUISTA GALLERIES INC
filed 2006-01-13
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 10,000,000 common stock shares, par value $0.001, as of December 31, 2005.

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

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Benacquista Galleries, Inc. is a development stage Nevada Corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. In September, 2005, the Company added to its available products through the acquisition of an interactive website, www.ynoteduk8.com. This website provides information and materials for purchase related to art and visual education as well as other aspects of education and cognitive science. The company also acquired the publication rights to the Farmacist’s Desk Reference, a full-color guide to health and wellness written by Benacquista Director Don Tolman. To date, the company does not have any retail galleries. The Company does have art and educational products available for sale on its www.benacquista.com and www.ynoteduk8.com websites.

Currently, we have very limited operations, two employees (sole officer and director James Price and director Don Tolman), no retail gallery space and no contracts to occupy the same. We have recently launched our website and a store on eBay which features our current, limited art inventory. We have developed a plan of operations that could allow us to sell art through at least one retail gallery location and over the internet.

We have primary areas of our business that we intend to develop over the next six to twelve months:

•	Relationships with several artists for exclusive artwork offerings through Benacquista Galleries;
•	Publication and Sales of the Farmacist’s Desk Reference
•	At least one gallery opening in a strategic location;
•	Sales of additional educational products created by Don Tolman and related to various educational topics including art education
•	A sales and marketing capability sufficient to handle all website inquiries and gallery traffic.

History and form of organization

Benacquista Galleries, Inc. is a development stage Nevada Corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. In September, 2005, the Company added to its available products through the acquisition of an interactive website, www.ynoteduk8.com. This website provides information and materials for purchase related to art and visual education as well as other aspects of education and cognitive science. The company also acquired the publication rights to the Farmacist’s Desk Reference, a full-color guide to health and wellness written by Benacquista Director Don Tolman. To date, the company does not have any retail galleries. The Company does have art and educational products available for sale on its www.benacquista.com and www.ynoteduk8.com websites.

Benacquista Galleries's principal products and services

We have developed and launched a website which displays some of our current art inventory for sale. You can visit our website at www.benacquistagalleries.com. Our website contains basic company information as well as displays several art pieces for sale and information on the artists. In addition, our website provides links to our newly acquired educational website www.ynoteduk8.com, which offers a variety of educational products for sale, including products related to art education and cognitive sciences.

Our website contains a functional shopping cart which allows customers to enter credit card information and purchase a specific piece of artwork or educational product. These products are then shipped by us directly to the customer. Our art products are currently shipped from Monkton, Maryland and our educational products are currently shipped from Rogersville, Tennessee, from a facility owned by director Don Tolman.

We also maintain a store on eBay which allows eBay customers to view and purchase our products using their eBay accounts and PayPal or credit card payment methods.

Distribution and marketing methods

Presently, Benacquista Galleries has very limited internal distribution and sales capability and relies heavily on its Internet presence, the personal efforts of James Price and Don Tolman and on the efforts of its strategic partners, ArtTrader.org, Inc., Monarch Consulting LLC and XPANSION 2 XTREME, LTD. These partners assist Benacquista with acquisition of new products and new artists, marketing, sales and distribution. We also anticipate that our chief executive officer, James Price, will continue to use his network of professional and business contacts in the art industry to sign on additional artists and reach our proposed customer base through traditional forms of advertising and through our existing website as well as contacts made through our planned e-commerce website. Mr. Price established his network of professional and business contacts in the art industry as an amateur collector of art over the past 15 years, attending auctions and visiting international and domestic galleries. During these visits and in the course of his purchasing for his own private collection, Mr. Price made acquaintances in the industry, including artists, gallery owners, auction personnel and suppliers and service providers to the art trade. We intend to market our artwork via industry trade shows, in trade publications and through on-line search engines. We also intend to market our products through the efforts of our partners ArtTrader.org, Inc., Monarch Consulting LLC and XPANSION 2 XTREME, LTD, as well as through the personal efforts of Director Don Tolman, who will be making a number of international appearances over the next 12 months to promote the Company’s products.

Status of products and services

Both of our websites, www.benacquistagalleries.com and www.ynoteduk8.com are operational and allow customers to purchase our products using a credit card. Our eBay store is fully operational and allows customers to purchase our products using a credit card or pay pal. We intend to add significantly to our current inventory of art over the next 6-12 months, including additional agreements to represent artists on a exclusive basis. We also intend to add to our product lines in education, both art related and non-art related. Currently, our most significant educational product, the Farmacist’s Desk Reference, should be available for sale to our customers by March 31, 2006, the end of the second quarter of our fiscal year. We expect that Don Tolman will continue to develop additional educational products for release throughout the year. We also anticipate having at least one retail gallery opening during the next six months, though we have not yet made any contractual arrangements to do so and may have difficulty in obtaining the location and space we desire under favorable terms.

Revenues

Benacquista Galleries has derived revenues of $106,000 during the 12 month period ending September 30, 2005. This represents an increase of 253% when compared to the revenues of $30,000 obtained during the comparable period ending September 30, 2004.

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

Competition for our educational products comes from a variety of companies, but most significantly from established websites such as amazon.com that offer a wide variety of educational works on a variety of subjects. Because the work of Don Tolman is unique and not available anywhere except through Benacquista and its distributors, we believe that we have very limited competition for selling educational products to those individuals who have purchased Don’s products in the past and continue to be interested in Don’s intellectual output.

Dependence on one customer

While we currently have only a few customers, we do not contemplate a dependence on one customer or one referral source for clients. We are currently dependent on XPANSION 2 XTREME, LTD for our distribution in Australia and Asia and have no alternative distributor for those areas at this time. If we were to lose our distributor relationship with XPANSION 2 XTREME, LTD it would have a material, negative impact on our ability to distribute product in that region.

Research and development

We have not spent any money on research and development to date, however, the $150,000 that we spent on advertising during the year for the acquisition of the www.ynoteduk8.com site means that we acquired a substantially developed website. We anticipate that we will spend up to $100,000 on the development of additional educational materials and additional features on our websites. Much of the development of the artwork offering and the selection and securing of retail gallery sites will be undertaken by James Price, our chief executive officer, without additional compensation. Mr. Price is available to spend as much time as necessary to continue our operations through the next three months. At the end of those three months, Benacquista intends to have at least two additional full-time employees to assist Mr. Price in his development and other responsibilities.

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

Regulatory environment

There are two aspects of our business which face significant governmental regulation or are likely to face such regulation; our planned sales offering via the Internet and regulations which affect sales of retail art and collectibles in general. There are no significant regulations regarding our educational materials, except as relates to the regulations regarding the dispensation of medical advice.

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

Books and materials regarding health and fitness, such as our Farmcist’s Desk Reference (FDR), are not regulated as such by any federal, state or local authority. However, there is a risk that our products, which are not intended to give medical advice or to diagnose any condition, might be misperceived as offering such advice or misused by customers. If our products were misconstrued as giving medical advice, we would be subject to an incredibly complex network of federal, state and local regulations and prohibitions that involve substantial civil and criminal penalties. The FDR contains a clear disclaimer indicating it is not meant for medical or diagnostic advice and we believe that this disclaimer is adequate, but we have no assurance that this is the case. If we were to be found to violate any regulations regarding the provision of medical device, applicable civil and criminal penalties would be very likely to result in the complete cessation of a our business and could lead to huge fines and other costs which could completely destroy any financial or intellectual property assets in the Company.

Employees and consultants

As of September 30, 2005 we had 2 employees. We do not have any written employment agreements with our employees. We believe that our relations with our employees are good. We intend to have at least an additional 2 employees by March 31, 2006.

ITEM 2. DESCRIPTION OF PROPERTY.

We are currently hosted out of the residence of our chief executive officer in Monkton, Maryland. We are in the process to moving to leased office space in the San Diego area, but we do not have any specific location identified and have no contracts or discussions with anyone on any particular space. We believe that this move will be completed by March 31, 2006 and that such future space will be adequate to meet our current, foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is traded on the OTC bulletin board under the symbol BAQG.

As of September 30, 2005 there are:

•	No options outstanding to purchase shares of our common stock except for warrants to purchase 1,000,000 shares of our common stock at $1.00 per share held by transferees of XCL Partners;
•	No options to purchase our common stock that are authorized and available for grant;
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

Overview

We currently have two employees, less than $507 in cash, a few customers, a limited offering of artwork on our website and have not yet completed publication of the FDR. We have a very limited selection of educational products currently and do not yet have a retail gallery space.

Benacquista Galleries, Inc. is a development stage Nevada Corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. In September, 2005, the Company added to its available products through the acquisition of an interactive website, www.ynoteduk8.com. This website provides information and materials for purchase related to art and visual education as well as other aspects of education and cognitive science. The company also acquired the publication rights to the Farmacist’s Desk Reference, a full-color guide to health and wellness written by Benacquista Director Don Tolman. To date, the company does not have any retail galleries. The Company does have art and educational products available for sale on its www.benacquista.com and www.ynoteduk8.com websites.

Currently, we have very limited operations, two employees (sole officer and director James Price and director Don Tolman), no retail gallery space and no contracts to occupy the same. We have recently launched our website and a store on eBay which features our current, limited art inventory. We have developed a plan of operations that could allow us to sell art through at least one retail gallery location and over the internet.

We have primary areas of our business that we intend to develop over the next six to twelve months:

•	Relationships with several artists for exclusive artwork offerings through Benacquista Galleries;
•	Publication and Sales of the Farmacist’s Desk Reference
•	At least one gallery opening in a strategic location;
•	Sales of additional educational products created by Don Tolman and related to various educational topics including art education
•	A sales and marketing capability sufficient to handle all website inquiries and gallery traffic.

We have targeted locations for potential gallery openings during the next 18 months. These locations are in Maine, Pennsylvania, Virginia, Nevada and Maryland. Initially, we selected locations in shopping malls which had been selected due to the number of complementary luxury goods stores they contain. Because we have found cost and credit terms of such spaces prohibitively expensive, we have now concentrated our efforts on locating stand alone retail spaces in prime tourist or shopping areas, ideally ones that were formerly or currently used as galleries. Although we will seek out space that requires as little improvement as possible, there can be no assurance that such a space will be available to us on terms which we qualify for and would be willing to accept. We intend to enter into lease agreements on four facilities. James Price, in a guarantee agreement, has agreed to execute lease guarantees on each of these locations, if necessary, for a maximum lease liability of $500,000 per lease.

We have developed and launched a website which displays some of our current art inventory for sale. You can visit our website at www.benacquistagalleries.com. The website contains basic company information as well as displays several art pieces for sale and information on the artists.

Our website, as well as the www.ynoteduk8.com website and our eBay store, allow customers to view and purchase our art and education products.

Furthermore, the acquisition of the www.ynoteduk8.com website and our September 2005 publishing agreement with Don Tolman will allow us to offer a variety of unique educational products over the next 12 months that we believe will significantly enhance our product offerings.

We intend to commence sales of the FDR by March 31, 2006. We anticipate that US domestic sales of the FDR, together with sales via our international distributor XPANSION TO EXTREME, LTD., will provide sufficient revenues and profits to allow us to significantly expand our business during Fiscal 2006.

In February of 2006, we also intend to begin an aggressive expansion plan which will include:

•	International speaking tour of Don Tolman with multiple public appearances at which the FDR and our other educational products will be available for purchase
•	Television and radio commercials promoting our products
•	The opening of at least one retail gallery site
•	The addition of at least 10 educational products to the YNOT EduK8 Line
•	Significant expansion of our art inventory and substantial new acquisitions
•	Expanded Network of Distributors for our Educational Products
•	Signing at least 3 new artists to representation agreements

We believe that the events indicated in this plan should be substantially complete by June 30, 2006. We believe that the total cost for these expansions should be less than $250,000, most of which will be spent on the opening of the retail gallery, which we estimate to cost $100,000 and the television and radio commercials, which we estimate to cost $80,000. We believe that there will be little cost associated with the significant expansion of our inventory because most of such inventory will be held on a consignment basis. We believe that our distribution network and artist representation agreements will not involve any initial costs. We estimate Don Tolman’s international tour to cost $40,000. The 10 additional educational products, which will be written by Don Tolman, should not cost us financially except with respect to initial layout expenses of $2500 per product or $25,000 in the aggregate, as we intend to print these on demand through a third party vendor based on pre-paid orders.

Sales and marketing will be critical to the success of our business. Our business model relies heavily on our ability to cause collectors and investors to visit our galleries and our website. We intend to accomplish this goal through a combination of methods. We intend to hire a full-time sales and marketing director as soon as funding permits, which we estimate to be by March 31, 2006. We believe that we can obtain a suitable candidate for an annual salary of $65,000, without having to offer insurance or other benefits. We would need to support this individual with a marketing budget of approximately $35,000. This budget would be used for travel to and attendance at industry trade shows and for advertisements in trade publications and websites. We believe that this combination of efforts together with the efforts of our chief executive officer, James Price, in approaching colleagues and leaders in the art field will be sufficient. We intend to commence hiring the marketing director and beginning sales and marketing activities as soon as funds are available. We have no present source for these funds other than the revenues expected from our websites or the proceeds from the exercise of the warrant. There are no assurances that either the websites will continue to generate revenues or the warrant will be exercised.

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

Benacquista currently has a limited inventory of art of 36 pieces purchased from our chief executive officer. Although we plan to sell this artwork along with other artwork that we plan to acquire, we have not yet negotiated with any suppliers or artists regarding such other artwork. We plan to acquire new artwork from individual artists and wholesalers and to sell this artwork on an Internet site we intend to build as well as in retail galleries that we intend to open.

Sales and marketing. We expect sales and marketing expenses to increase sharply to between $25,000 and $50,000 by March of 2006, and be at $350,000 for the full fiscal year, assuming that we receive sufficient funding to commence our marketing plan. Due to the advertising expense of $150,000 for the www.ynoteduk8.com website acquisition, sales and marketing expenses excluding advertising for Fiscal 2006 will be substantially higher than in Fiscal 2005, but advertising expenses should be lower or comparable.

General and administrative. General and administrative expenses were $74,067 during the year ended September 30, 2005 and $48,458 during period ending September 30, 2004. General and administrative expenses increased during the period ended September 30, 2005 as compared to the comparable fiscal 2004 period due mainly to the recognition of expenses related to our selling shareholder registration statement on form SB-2 and increased legal and accounting fees associated with SEC periodic reporting requirements.

Financial Condition

For the year ended September 30, 2005, Benacquista Galleries had a net loss of $254,593 while for the period ended September 30, 2004, the Company had a net loss of $94,564. Also, for the period ended September 30, 2005, the Company had a working capital deficit of $ 311,599 while for the period ended September 30, 2004, the Company had a working capital deficit of $78,254.

Benacquista Galleries' current financial condition makes it difficult to commence more than a limited product offering or derive additional revenue until additional funding is received. Although our chief executive officer is willing to continue product development and marketing without a salary until additional funding is received, we will not have the resources to strengthen our product offering until we receive additional cash either from the sale of existing artwork in our inventory or educational products, additional investments by our chief executive officer, the sale of equity or debt securities or some combination thereof, none of which can be assured.

Liquidity and capital resources

Net cash used in operating activities for the year ended September 30, 2005 and the period ended September 30, 2004 was $198,392 and $18,287 respectively. As of September 30, 2005, we had $507 in cash. Net cash used in operating activities for the year ended September 30, 2005 was primarily the result of a net loss on sales of artwork as well as operating expenses due to our legal and accounting costs associated with SEC periodic reporting requirements offset partially by revenue from the sale of artwork. Net cash used in operating activities for the period ended September 30, 2004 was primarily the result of a net loss on the sale of artwork combined with additional expenses from our SB-2 registration statement.

Net cash provided by financing activities was$ 18,598 for the year ended September 30, 2005. Net cash used in financing activities was $48,110 for the period ended September 30, 2004. Net cash provided by financing activities for the year ended September 30, 2005 was the result of proceeds from a capital contribution of our majority shareholder. Financing activities for the period ended September 30, 2004 were attributable to a capital contribution of our majority shareholder.

As of September 30, 2005 our principal commitments consisted of our obligations outstanding for accrued interest and our long term obligations related to a note owed by us to our controlling shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter except with respect to the lease of office space in San Diego, which we expect to be a lease commitment of no more than $5,000 per month on a no more than three year lease term, but there can be no assurance that such assumptions are correct.

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

Benacquista Galleries's short-term prospects are challenging considering our lack of financial resources. Without raising any additional cash, having sales of artwork or educational products or being approached by a strategic partner willing to finance further product development, Benacquista Galleries's short-term and long-term prospects for growth are minimal over and above incremental sales of its existing art inventory and educational products on its websites.

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

Research and development

We have a present intention to spend substantial resources on research or development over the next 12 months, consisting primarily in the development of new educational products and the continued improvement of our existing and planned new product websites. We anticipate that, funding permitting, we would spend up to $100,000 on such development during the next 12 months.

Plant and equipment

We currently have an office in Monkton, Maryland inside the home of our chief executive officer. We believe our currently available space will be insufficient for our operations for the next 12 months and anticipate leasing additional space in San Diego and moving our operations there by March 31, 2006.

Employees

We intend to hire additional personnel to staff our physical galleries and assist us in the marketing of our on-line gallery. We anticipate hiring such personnel in approximately 9 months and would hire no more than 9 people.

ITEM 7. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	14

Balance Sheets as of September 30, 2005 and 2004	15

Statements of Operations for the Year Ended September 30, 2005 and 2004 and for the Period from January 17, 2003 (Date of Inception) through September 30, 2005	16

Statements of Stockholders= Equity (Deficit) for the Period from January 17, 2003 (Date of Inception) through September 30, 2003, and for the Years Ended September 30, 2004 and 2005	17

Statements of Cash Flows for the Years Ended September 30, 2005 and 2004 and for the Period from January 17, 2003 (Date of Inception) through September 30, 2005	18

Notes to the Financial Statements	19

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750	Registered with the Public Company
Salt Lake City, UT 84180-1128	Accounting Oversight Board
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Benacquista Galleries, Inc.

We have audited the accompanying balance sheets of Benacquista Galleries, Inc. (a development stage company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2005 and 2004, and for the period from January 17, 2003 (date of inception) through September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Benacquista Galleries, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004, and for the period from January 17, 2003 (date of inception) through September 30, 2005, in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
January 11, 2006

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,
	2005	2004

ASSETS

Current Assets
Cash	$507	$30,302
Inventory	841,377	826,127
Total Current Assets	841,884	856,429
Total Assets	$841,884	$856,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$26,385	$713
Accrued Interest	114,971	71,843
Note Payable to Related Party	1,012,127	862,127
Total Current Liabilities	1,153,483	934,683

Long-Term Liabilities

Total Liabilities	1,153,483	934,683

Stockholders’ Deficit
Common Stock-$0.001 par value; 50,000,000 shares authorized;
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	93,058	74,460
Deficit accumulated during the development stage	(414,657)	(162,714)
Total Stockholders’ Deficit	(311,599)	(78,254)
Total Liabilities and Stockholders’ Deficit	$841,884	$856,429

The accompanying notes are an integral part of these financial statements.

Benacquista Galleries, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS)

			Cumulative January 17, (Date of
	For The	For The	Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005

Revenue	$106,000	$30,000	$136,000

Cost of Goods Sold	90,750	36,000	126,750

Gross Margin	15,250	(6,000)	9,250

General and administrative Expense	(74,067)	(48,458)	(158,937)
Advertising expense	(150,000)	(150,000)

Interest Expense	(43,126)	(40,106)	(114,970)

Net Loss	$(251,943)	$(94,564)	$(414,657)

Basic and Diluted Loss per Share	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance-January 17,2003
(date of inception)	-	$-	$-	$-	$-

Shares Issued for Cash
January 2003 $0.001 per share	10,000,000	10,000	-	-	10,000
Capital contributions by majority shareholder	-	-	26,350	-	26,350
Net Loss	-	-	-	(68,150)	(68,150)
Balance- September 30, 2003	10,000,000	10,000	26,350	(68,150)	(31,800)

Capital contributions by majority shareholder	-	-	48,110	-	48,110
Net Loss	-	-	-	(94,564)	(94,564)
Balance- September 30, 2004	10,000,000	10,000	74,460	(162,714)	(78,254)

Capital contributions by majority shareholder	-	-	18,598	-	18,598
Net Loss	-	-	-	(251,943)	(251,943)
Balance-September 30,2005	10,000,000	$10,000	$93,058	$(414,657)	$(311,599)

The accompanying notes are an integral part of these financial statements

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASHFLOWS

			Cumulative January 17, (Date of
	For The	For The	Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss	$(251,943)	$(94,564)	$(414,657)
Changes in operating assets and liabilities:
Inventory	(15,250)	36,000	20,750
Accounts payable	25,673	172	26,386
Accrued interest	43,128	40,105	114,971
Net Cash Provided By Operating Activities	(198,392)	(18,287)	(252,550)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Capital contributions from majority shareholder	18,598	48,110	93,058
Sale of common stock	-	-	10,000
Net Cash Used in Financing Activities	18,598	48,110	103,058

Net Change In Cash	(29,795)	29,823	507
Cash at Beginning of Year	30,302	479	-
Cash at End of Year	$507	$30,302	$507

Non-Cash Financing Activities
Acquisition of Inventory by issuance of a note payable to related party	-	-	$862,127
Acquisition of website by issuance of a note payable to related party	$150,000	-	$150,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference”. The Company has limited revenues to date. The Company’s fiscal year end is September 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Condition — The Company is a new company with no operating history. It has not yet been able to execute its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its interim website and publication and wholesale sales of the “Farmacist Desk Reference”. The Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Revenue recognition -- The Company recognizes revenue when the customer is invoiced and the item has been shipped.

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

Advertising expense - Advertising costs are expensed as incurred. Advertising expense for the year ended September 30, 2005 was $150,000.

Net Income Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of December 31, 2004 , there was an outstanding warrant to purchase up to 1,000,000 common shares that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

NOTE 3 - INVENTORY

Value— Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals. Appraisals are performed annually or more often as deemed appropriate. On September 30, 2005, Ted Robertson, appraiser, appraised the works of art and provided a current market value of $1,227,500.

Composition— Inventory is composed of 36 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4 - STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock— In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share.

Additional Paid-in Capital— The majority shareholder made $18,598 cash contributions for the twelve months ended September 30, 2005 and a total of $93,058 for the period January 17, 2003 (date of inception) through September 30, 2005.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at September 30, 2003, September 30, 2004 and September 30, 2005:

		Weighted-Average	Weighted-Average
		Exercise	Remaining
Fixed Warrants	Warrants	Price	Contractual Life
Outstanding at January 17, 2003	—	$ —	—
Issuances	1,000,000	1.00
Outstanding at September 30, 2003	1,000,000	$1.00	2.34 years

Issuances	—	—
Outstanding at September 30, 2004	1,000,000	$1.00	1.34 years

Issuances	—	—
Outstanding at September 30, 2005	1,000,000	$1.00	.34 years

NOTE 5 - RELATED PARTY TRANSACTIONS

In January 2003, the major shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and was due in full June 30, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art which was originally acquired for cash. The balance of the note plus accrued interest is currently unpaid and will remain on the books as a demand note continuing to bear the 5% per annum interest.

In September 2005, the company acquired the website www.ynoteduk8.com for $150,000 represented by an unsecured note payable to the major shareholder. The note bears interest at 5% per annum and is payable on demand with no periodic payments required. Along with the website acquisition, the company obtained exclusive publishing rights to the “Farmacist Desk Reference” (FDR) from the president of YNOT Education, Inc.

NOTE 6 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2005 and September 30, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $414,659 and $251,943, respectively, which, if unused, will begin to expire in 2023. The net deferred tax asset consists of the following at September 30, 2005 and September 30, 2004:

	September 30,
	2005	2004

Deferred tax asset - operating loss carryforwards	$140,983	$55,323
Valuation allowance	(140,983)	(55,323)

Total Deferred Income Tax Asset	$—	$—

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

Tax at federal statutory rate (34%)	$(85,661)	$(32,152)
Change in valuation allowance	85,661	32,152

Provision for Income Taxes	$—	$—

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

The Company has not changed accountants during the last two fiscal years; nor has the Company had any disagreements with the accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that any information required to be disclosed in any filing under the Exchange Act is accumulated and communicated to our chief executive officer and principal financial officer in order to allow timely decisions regarding required disclosure and furthermore that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms with respect to any reports that the Company makes under the Securities Exchange Act of 1934, as amended.

The Company's principal executive officer, who is also our principal financial officer, has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended September 30, 2005, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position	Since
James Price	41	Chief Executive Officer, President, Director	2003
Don Tolman		Director	2005

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

DON TOLMAN, 55 years old

Don Tolman, director. Mr. Tolman currently develops educational materials. He has been a self-employed consultant and developer of educational materials, public speaker and author for more than 20 years. Mr. Tolman has previously been involved with founding two nutritional and health companies The Whole Food Farmacy, Inc. and The Brain Garden, Inc. Mr. Tolman is the author of Think Fast: History, Mystery and Wealth and The Quest, as well as the Farmacist’s Desk Reference, which will be published by Benacquista in 2006. He has appeared on more than 200 radio and television programs and has spoken to more than 1,000 live audiences across the world.

SIGNIFICANT EMPLOYEES

The Company's sole significant employees are James Price, its Chief Executive Officer, Principal Accounting Officer and Director and Don Tolman, its director.

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

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Benacquista Galleries, Inc. believes that all outstanding obligations by reporting persons have been met except for James Price, who intends to meet such requirements by January 31, 2006.

CODE OF ETHICS

Our Board of Directors has not yet adopted a written Code of Business Conduct and Ethics. However, we are currently in the process of applying for and maintaining the listing of our common stock on the OTC Bulletin Board. As part of the listing process, we expect to adopt a written Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that was paid in the 2005 fiscal year to the Company's executive officers and the aggregate compensation paid by the Company for services rendered during the periods indicated:

Summary Compensation Table

					Long Term Compensation
	Annual compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name, Principal Position	Year	Salary($)	Bonus($)	Other annual compensation($)	Restricted award(s)($)	Securities stock underlying options/SA Rs(#)	LTIP Payouts($)	All other Comps ($)
James Price,	2005	$0 *	0	0	0	0	0	0
CEO, Principal Accounting Officer, Director
Don Tolman
Director	2005	0	0	0	0	0	0	0

**James Price has not yet drawn any salary from Benacquista Galleries. It is anticipated that Mr. Price will begin taking a salary of $60,000 beginning March 31, 2006; however, Mr. Price does not intend to begin taking or accruing a salary until the 1,000,000 shares underlying the warrant held by transferees of XCL Partners have been exercised at $1.00 per share. As there can be no assurance that this will ever happen, Mr. Price may serve indefinitely without a salary.

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

DIRECTOR COMPENSATION

For the fiscal year ended September 30, 2005, our directors James Price and Don Tolman were not compensated for his services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock as of September 30, 2005, for (i) each person who is known by the Company to be the beneficial owner of more than a 5% interest in the Company, (ii) directors of the Company, (iii) the sole "named executive officer" of the Company, as defined in Item 402(a)(2) of SEC Regulation S-B, and (iv) the directors and named executive officer of the Company as a group. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. Addresses are provided only for 5% or greater owners.

Executive Officers and Directors as a group as of September 30, 2005.

Beneficial Ownership
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	James Price (1) 15208 Jarrettsville Pike Monkton, Maryland 21111	8,969,100	89.69% (3)
	Don Tolman 15208 Jarrettsville Pike Monkton, Maryland 21111 (2)	0	0

(1)	Mr. Price is an officer and director. His address is 15208 Jarrettsville Pike, Monkton, Maryland 21111.

(2)	Mr. Tolman is a director. His address is 15208 Jarrettsville Pike, Monkton, Maryland 21111.
(3)
The 89.69% of class is calculated using 10,000,000 shares of common stock outstanding. This does not include the issuance of 1,000,000 shares of common stock upon the exercise of the warrant held by transferees of XCL Partners.

(4)
There are currently 10,000,000 shares of issued and outstanding stock. The exercise of the warrant will result in the issuance of another 1,000,000 common shares. The 13.09 % of class assumes the issuance of the 1,000,000 shares under the warrant reflecting transferees of XCL Partners ownership on a fully dilutive basis (based on 11,000,000 shares outstanding) .

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

On January 31, 2003, chief executive officer James Price sold a number of individual works of art to us for a purchase price of $862,127. We issued a note for the amount of the purchase price, payable to Mr. Price. The note bears interest at an annual rate of 5%. The principal and interest under the note are due and payable on January 31, 2005. There is no penalty for prepayment. Mr. Price paid $862,127 for the art.

On September 29, 2005, Benacquista Galleries, Inc., a Nevada corporation (“Benacquista”) entered into an agreement with YNOT Education, Inc., a Nevada corporation, to purchase the website www.ynoteduk8.com for a note for $150,000. Benacquista Director Don Tolman is the President and Principal of YNOT Education, Inc. Benacquista director and officer James Price is a director of YNOT Education, Inc. Immediately upon execution of the agreement, YNOT assigned its rights under the promissory note to James Price. As a result of this transaction, Benacquista has purchased a website from two related parties for $150,000. Because of the related party nature of the transaction, there can be no assertion that the website is actually worth $150,000 or that it would sell for such an amount to an unrelated party. As a result of these transactions, Benacquista now has a liability to director and officer James Price of $150,000 and an asset of undetermined value, which may be worth only a fraction of the amount paid for it.

On September 29, 2005, Benacquista Galleries, Inc., a Nevada corporation (“Benacquista”) entered into an agreement with director Don Tolman to publish certain of Tolman’s books and materials. Under the agreement, Tolman will receive royalties of either $1.00 per book or 5% of sales. The agreement doesn’t obligate Benacquista to any minimum royalties, but Tolman can fail to renew the agreement if he does not receive minimum royalties under the agreement of $250,000 during the first two years.

The majority shareholder made $18,598 cash contributions for the twelve months ended September 30, 2005 and a total of $93,058 for the period January 17, 2003 (date of inception) through September 30, 2005.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2005:

On September 20, 2005 the company filed a report on Form 8K indicating that the board of directors of Benacquista Galleries, Inc. (the “Board”) appointed Don Tolman to the Board of Directors.

On September 20, 2005 the company filed a report on Form 8K indicating that on September 22, 2005, Benacquista Galleries, Inc., a Nevada corporation (“Benacquista”) entered into an agreement with Monarch Consulting LLC whereby Monarch will assist Benacquista in Marketing, Corporate Communications, Establishment of Ebay Store, Investor Inquires, Google Adword Placement and Press Release distribution. The agreement calls for payment of $30,000 to Monarch over a one-year term, payable monthly in installments of $2500. Benacquista may terminate the contract in the event of unsatisfactory performance with 14 days notice.

On September 30, 2005 the company filed a report on Form 8K indicating that on September 29, 2005, Benacquista Galleries, Inc., a Nevada corporation (“Benacquista”) entered into an agreement with YNOT Education, Inc., a Nevada corporation, to purchase the website www.ynoteduk8.com for a note for $150,000. Benacquista Director Don Tolman is the President and Principal of YNOT Education, Inc. Benacquista director and officer James Price is a director of YNOT Education, Inc. Immediately upon execution of the agreement, YNOT assigned its rights under the promissory note to James Price. As a result of this transaction, Benacquista has purchased a website from two related parties for $150,000. Because of the related party nature of the transaction, there can be no assertion that the website is actually worth $150,000 or that it would sell for such an amount to an unrelated party. Additionally, on September 29, 2005, Benacquista Galleries, Inc., a Nevada corporation (“Benacquista”) entered into an agreement with director Don Tolman to publish certain of Tolman’s books and materials. Under the agreement, Tolman will receive royalties of either $1.00 per book or 5% of sales. The agreement doesn’t obligate Benacquista to any minimum royalties, but Tolman can fail to renew the agreement if he does not receive minimum royalties under the agreement of $250,000 during the first two years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees. Total annual audit fees billed for professional services rendered by Hansen, Barnett & Maxwell, during the 2005 and 2004 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Hansen, Barnett & Maxwell, P.C. in connection with statutory and regulatory filings or engagements for those fiscal years, totaled approximately $10,826 and $ 6,304 respectively.

Audit-related Fees. Total aggregate audit fees billed during the 2005 and 2004 fiscal years for assurance and related services by Hansen, Barnett & Maxwell, that are reasonably related to the performance of the audit or review of Benacquista Galleries, Inc.'s financial statements and not reported in the paragraph above under "Audit Fees" were $12,051 and $11,443, respectively. These fees were primarily for services provided with the company’s registration statements.

Tax Fees. The total fees billed during the 2005 and 2004 for professional services rendered by Hansen, Barnett & Maxwell, for tax compliance, tax advice, and tax planning services were approximately $147 and $158, respectively. Specifically, these services involved preparation of the consolidated tax returns and guidance on tax accruals.

All Other Fees. There were no fees billed by Hansen, Barnett & Maxwell, during our 2005 and 2004 fiscal years for any other services rendered to Benacquista Galleries, Inc. other than the amounts set forth above.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benacquista Galleries, Inc.

/s/ James Price
James Price
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer) Dated January 12, 2006