Form 10QSB
period 2005-12-31
BENACQUISTA GALLERIES INC
filed 2006-02-21
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 11,000,000 common stock shares, par value $0.001, as of January 31, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1	Financial Statements

	Unaudited Condensed Balance Sheets as of December 31, 2005 and September 30, 2005	4

	Unaudited Condensed Statements of Operations for the Three Months Ended December 31, 2005 and 2004, and the period from January 17, 2003 (Date of Inception) through December 31, 2005	5

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended December 31, 2005 and 2004, and for the period from January 17, 2003 (Date of Inception) through December 31, 2005	6

	Notes to Financial Statements	7

Item 2	Plan of Operation	10

Item 3	Controls and Procedures	12

PART II	OTHER INFORMATION	13

Item 1	Legal Proceedings	13

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8-K	13

Signature		14

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

Part I - Financial Information

Item 1. Financial Statements

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEET
(UNAUDITED)

	December 31,	September 30,
	2005	2005

ASSETS

Current Assets
Cash	$2,479	$507
Deposit on books	65,000	-
Inventory	881,702	841,377
Total Current Assets	949,181	841,884
Total Assets	$949,181	$841,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$26,069	$26,385
Accrued Interest	127,965	114,971
Unearned Income	65,000	-
Note Payable to Related Party	1,064,912	1,012,127
Total Current Liabilities	1,283,946	1,153,483

Long-Term Liabilities	-	-

Total Liabilities	1,283,946	1,153,483

Stockholders’ Deficit
Common Stock-$0.001 par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	96,108	93,058
Deficit accumulated during the development stage	(440,873)	(414,657)
Total Stockholders’ Deficit	(334,765)	(311,599)
Total Liabilities and Stockholders’ Deficit	$949,181	$841,884

The accompanying notes are an integral part of these condensed financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	For The Three Months Ended		Cumulative January 17, 2003 (Date of Inception) through
	December 31, 2005	December 31, 2004	December 31, 2005

Revenue	$-	$-	$136,000

Cost of Goods Sold	-	-	126,750

Gross Margin	-	-	9,250

General and administrative expense	(4,258)	(9,793)	(162,405)
Advertising expense	(8,963)	-	(159,753)
Interest expense	(12,995)	(10,777)	(127,965)

Net Loss	$(26,216)	$(20,570)	$(440,873)

Basic and Diluted Loss per Share	$(0.003)	$(0.002)

Weighted Average Number of Shares Outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENT OF CASHFLOWS
UNAUDITED
	For The Three Months Ended		Cumulative January 17, 2003 (Date of Inception) through
	December 31, 2005	December 31, 2004	December 31, 2005
Cash Flows From Operating Activities
Net Loss	$(26,216)	$(20,570)	$(440,873)
Changes in operating assets and liabilities:
Noncash advertising expense	-	-	150,000
Inventory	(40,325)	-	(19,575)
Deposit on books	(65,000)	-	(65,000)
Accounts payable	(316)	(713)	26,070
Unearned Income	65,000	-	65,000
Accrued interest	12,995	10,777	127,965

Net Cash Used In Operating Activities	(53,862)	(10,506)	(156,413)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Capital contributions from majority shareholder	3,050	-	96,108
Loan from majority shareholder	52,784	-	52,784
Sale of common stock	-	-	10,000
Net Cash Provided By Financing Activities	55,834	-	158,892

Net Change In Cash	1,972	(10,506)	2,479
Cash at Beginning of Year	507	30,302	-

Cash at End of Period	$2,479	$19,796	$2,479

Non-Cash Transactions
Acquisition of Inventory by issuance of a note payable to related party	-	-	862,127
Acquisition of website by issuance of a note payable to related party	-	-	150,000
	$-	-	$1,012,127

The accompanying notes are an integral part of these condensed financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling artwork through the Internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference”. The Company has limited revenues to date. The Company’s fiscal year end is September 30.

Interim Financial Information -The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of normal recurring nature. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Condition — The Company is a new company with limited operating history. It has not yet been able to fully execute its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its interim website and publication and wholesale sales of the “Farmacist Desk Reference”. The Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Income (Loss) Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of December 31, 2005, there was an outstanding warrant to purchase up to 1,000,000 common shares that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive. This warrant expires January 31, 2006.  (See Note 7)

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - INVENTORY

Value— Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals. Appraisals are performed annually or more often as deemed appropriate. On September 30, 2005, Ted Robertson, appraiser, appraised the works of art and provided a current market value of $1,227,500. Additional art (29 pieces) was purchased during the first quarter with a cost basis of $40,325.

Composition— Art inventory is composed of 65 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4 - UNEARNED REVENUE

An order was placed in December to have 5,000 Farmacist Desk References printed for $25.90 per book; shipment is expected in February 2006. A deposit of $65,000 was paid to the printer with the balance due upon shipment. Book sale orders have been received from the US and Australia for 3,500 books for $65 per book. A deposit received of $65,000 is reflected as “Unearned Income”. Royalty payments of $1.00 per book for each book sold will be due monthly to the author once sale orders have been filled. Inventory, income and expense will reflect upon shipment.

NOTE 5 - STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock— In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share.

Additional Paid-in Capital— The majority shareholder made $3,050 cash contributions for the three months ended December 31, 2005 and a total of $96,108 for the period January 17, 2003 (date of inception) through December 31, 2005.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at September 30, 2005 and December 31, 2005:

		Weighted-Average Exercise	Weighted-Average Remaining
Fixed Warrants	Warrants	Price	Contractual Life
Outstanding at September 30, 2005	1,000,000	$1.00	.34 years

Issuances	—	—
Outstanding at December 31, 2005	1,000,000	$1.00	.08 years

The warrants were exercised on January 31, 2006. (See Note 7)

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

In January 2003, the major shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and was due in full June 30, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art, which was originally acquired for cash. The balance of the note plus accrued interest is currently unpaid and will remain on the books as a demand note continuing to bear the 5% per annum interest.

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

During the quarter ending December 31, 2005 the majority shareholder loaned the company $52,784 to acquire additional artwork at a cost of $40,325 and $12,459 for operating expenses by issuance of a 5% per annum, unsecured demand note with no periodic payments required.

NOTE 7 - SUBSEQUENT EVENTS

During January 2006, certain warrant holders exercised their rights and purchased 1,000,000 shares of common stock at $1 per share by entering into note receivable agreements to pay the Company $1,000,000. The notes bear interest at 5% and are due by January 2008 with no interim principal or interests payments required. As the notes are the result of issuing common stock, the $1,000,000 will be recorded as an offset to equity.

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

Currently, we have very limited operations, no full-time employees, two part time employee (sole officer and director James Price and director Don Tolman), no retail gallery space and no contracts to occupy the same. We have recently launched our website and a store on eBay which features our current, limited art inventory. We have developed a plan of operations that could allow us to sell art through at least one retail gallery location and over the internet.

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

Sales and marketing. We expect sales and marketing expenses to increase sharply to between $100,000 and $250,000 by June of 2006, assuming the launch of the FDR and related products is successful.

General and administrative. General and administrative expenses were $4,258 during the three months ended December 31, 2005 and $9,793 during the three months ended December 31, 2004.

Financial Condition

For the three-month period ended December 31, 2005 , Benacquista Galleries had a net loss of $26,216 while for the period ended December 31, 2004, the Company had a net loss of $20,570. Also, for the period ended December 31, 2005 , the Company had a working capital deficit of $334,765 while for the period ended September 30, 2005, the Company had a working capital deficit of $311,599.

Benacquista Galleries's current financial condition makes it difficult to commence product offering or derive revenue until additional funding is received. Although our chief executive officer is willing to continue website development and marketing without a salary, we currently do not have the resources to commence our marketing plan.

Liquidity and capital resources

Net cash used in operating activities for the three-month period ended December 31, 2005 and 2004 was $53,862 and $10,506 respectively. As of December 31, 2005 , we had $2,479 in cash. Net cash used in operating activities for the period ended December 31, 2005 was primarily the result of a net loss offset by the purchase of inventory and an increase in accrued interest payable. Net cash used in operating activities for the period ended December 31, 2004 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities was $55,834 for the three-month period ended December 31, 2005 . Net cash provided by financing activities was $0 for the period ended December 31, 2004. Net cash provided by financing activities for the period ended December 31, 2005 was attributable to a capital contribution from our major shareholder and net cash provided by financing activities.

As of December 31, 2005 our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our major shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter. Once the book printing order is complete and we are billed, we will owe approximately $64,500.

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

Research and development

We have a present intention to spend substantial resources on research or development over the next 12 months, consisting primarily in the development of our website and the development of additional products for our YNOT EduK8 line. We anticipate that, funding permitting, we would spend up to $250,000 on the development of our website during the next 12 months.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2005 :

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 .
Benacquista Galleries, Inc /s/ James Price James Price Chief Executive Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: February 17, 2006