Form 10QSB
period 2006-03-31
BENACQUISTA GALLERIES INC
filed 2006-05-15
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-104132

Benacquista Galleries, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	71-0928242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6477 Lickton Pike
Goodlettsville TN
(858) 525-5695
(415) 358-5548 Fax	37072
(Address of principal executive offices)	(Zip/Postal Code)

(858) 525-5695
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [  ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 11,000,000 common stock shares, par value $0.001, as of March 31, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1	Financial Statements	4

	Condensed Balance Sheets (unaudited) as of March 31, 2006 and September 30, 2005	4

	Condensed Statements of Operations (unaudited) for the three month periods ended in March 31 ,2005 and March 31, 2006 and the six month periods ended in March 31, 2005 and March 31, 2006	5

	Condensed Statements of Cash Flows (unaudited) for the three month periods ended in March 31 ,2005 and March 31, 2006 and the six month periods ended in March 31, 2005 and March 31, 2006	6

	Notes to Financial Statements	7

Item 2	Plan of Operation	10

Item 3	Controls and Procedures	12

PART II	OTHER INFORMATION	13

Item 1	Legal Proceedings	13

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8-K	13

Signature		14

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

Part I - Financial Information

Item 1. Financial Statements

BENACQUISTA GALLERIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$40,457	$507
Accounts Receivable	387,670	-
Inventory	906,131	841,377
Accrued Interest Receivable	4,983	-
Total Current Assets	1,339,241	841,884
Total Assets	$1,339,241	$841,884

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$88,211	$26,385
Accrued Interest	40,183	114,971
Unearned Income	465	-
Due to Shareholder	117,785	-
Note payable to related party	1,012,127	1,012,127
Total Current Liabilities	1,258,771	1,153,483

Long-Term Liabilities	-	-

Total Liabilities	$1,258,771	$1,153,483

Stockholders' Equity (Deficit)
Common Stock- $0.001 par value; 50,000,000 shares auhorized;
11,000,000 shares issued and oustanding respectively	11,000	10,000
Additional paid-in-capital	1,095,108	93,058
Stock Subscriptions Receivable	(788,258)	-
Retained (Deficit)	(237,380)	(414,657)
Total Stockholders' Equity (Deficit)	80,470	(311,599)
Total Liabilities and Stockholders' Equity (Deficit)	$1,339,241	$841,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

BENACQUISTA GALLERIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Revenue	$422,275	$-	$422,275	$-
Cost of Goods Sold	(154,982)	-	(154,982)	-
Gross Margin	267,293	-	267,293	-

General and adminstrative Expense	(75,494)	(24,074)	(88,715)	(33,867)
Income (Loss) From Operations	191,799	(24,074)	178,578	(33,867)

Other Income and Expense:
Interest Expense	(25,212)	(10,777)	(38,206)	(21,554)
Interest-Notes Receivable	10,691	-	10,691	-
Total Other Income and Expense	(14,521)	(10,777)	(27,515)	(21,554)

Net Income (Loss)	177,278	(34,851)	151,063	(55,421)

Basic and Diluted Loss per Share	$0.02	$(0.00)	$0.01	$(0.01)

Weighted average number of shares oustanding	10,933,333	10,000,000	10,461,538	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BENACQUISTA GALLERIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	March 31, 2006	March 31, 2005
Cash Flows From Operating Activities
Net Income (Loss)	$177,277	$(55,421)
Changes in operating assets and liabilities:
Accounts Receivable	(387,670)
Inventory	(64,754)	-
Accrued interest receivable	(4,983)
Accounts payable	61,826	(713)
Payable to related party		500
Unearned Income	465
Accrued interest	(74,788)	21,554
Net Cash From Operating Activities	(292,627)	(34,080)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Cash for common stock	211,742	3,778
Loan from majority shareholder	117,785	-
Additional Paid-in-Capital	3,050	-
Net Cash From Financing Activities	332,577	3,778

Net Change in Cash	39,950	(30,302)
Cash at Beginning of Period	507	30,302
Cash at End of Period	$40,457	$-

Non-Cash Financing Activities
Stock Subscriptions Receviable	$1,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BENACQUISTA GALLERIES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. In prior reporting periods, the Company was considered a development stage enterprise in the process of raising capital to fund operations. As such, the Company had spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company relied upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling artwork through the Internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference”. The Company’s fiscal year end is September 30.

Interim Financial Information - The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Year-to-date results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2005 filed with form 10-KSB.

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

NOTE 3 - INVENTORY

Value— Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value of its art work from periodic professional appraisals. Appraisals are performed annually or more often as deemed appropriate. On September 30, 2005, Ted Robertson, appraiser, appraised the works of art and provided a current market value of $1,227,500.

An order was placed in December to have 5,000 Farmacist Desk References printed @$25.90 per book; shipment was received in March 2006 and the total of $129,500 has been paid to the printer. Book sale orders have been filled and invoiced for 5,000 books @$75 per book; balance of $367,520 is reflected as part of Accounts Receivable. A royalty payment of $1.00 per book for each book sold was paid to the author per the agreement.

Composition— Art inventory is composed of 293 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4- UNEARNED REVENUE

Unearned revenue represents prepayments received on books not yet sent to the customer.

NOTE 5 - STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock— In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share. On January 7, 2006 1,000,000 warrants were converted @$1.00 per share to common stock and reflects as an increase to Capital Stock of $1,000 or $0.001 per share. The stock acquired on January 7, 2006 has only been partially paid for. The unpaid portion is shown as stock subscriptions receivable in the equity section as of March 31, 2006.

Additional Paid-in Capital— The majority shareholder made $3,050 cash contributions for the six months ended March 31, 2006 for a total of $96,108 during the period January 17, 2003 (date of inception) through March 31, 2006. On January 7, 2006 1,000,000 warrants were converted @$1.00 to common stock of which $999,000 (Excess of par value) reflects as additional paid in capital.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at September 30, 2005 and December 31, 2005:

		Weighted-Average	Weighted-Average
		Exercise	Remaining
Fixed Warrants	Warrants	Price	Contractual Life
Outstanding at September 30, 2005	1,000,000	1.00	.34 years

Issuances	-	-
Outstanding at December 31, 2005	1,000,000	$ 1.00	.08 years

During January 2006, warrant holders exercised their rights and purchased 1,000,000 shares of common stock at $1 per share by entering into note receivable agreements to pay the company $1,000,000. The notes bear interest at 5% and are due by January 2008 with no interim principal or interest payments required. As the notes are the result of issuing common stock, the $1,000,000, less amounts received, is recorded as an offset to equity. During the quarter ended March 31, 2006, payments received were applied to accrued interest and principal thus reducing the principal balance to $788,258 as of March 31, 2006.

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

During the six months ending March 31, 2006 the majority shareholder loaned the company $117,784 to acquire additional artwork and to pay certain operating expenses by issuance of a demand note with no periodic payments required. On March 16, 2006 a partial accrued interest payment of $100,000 was made to the majority shareholder.

NOTE 7 - PENDING OR THREATENED LITIGATION

There is pending litigation against the company. The Whole Food Farmacy filed a trademark infringement suit against the Company in Federal Court in Tennessee on March 18, 2006. In management’s and legal counsel’s opinion, there is no basis in fact for this litigation and it is frivolous. Legal counsel is of the opinion that the maximum liability to the Company will be no more than legal fees.

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

Overview

Benacquista Galleries, Inc. is a Nevada Corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. In September, 2005, the Company added to its available products through the acquisition of an interactive website, www.ynoteduk8.com. This website provides information and materials for purchase related to art and visual education as well as other aspects of education and cognitive science. The company also acquired the publication rights to the Farmacist’s Desk Reference, a full-color guide to health and wellness written by Benacquista Director Don Tolman. To date, the company does not have any retail galleries. The Company does have art and educational products available for sale on its www.benacquista.com and www.ynoteduk8.com websites. The Company has printed and sold 5000 copies of the Farmacist’s Desk Reference in Australia, selling out the first printing. It is anticipated that the second printing will be completed and sold out by September 30, 2006.

Currently, although we have only two employees, we utilize several distributors, printers, editors and consultants to help us conduct our business. Sole officer and director James Price and director Don Tolman currently manage both our art and our education sales and marketing. We are currently selling art on the internet through our website and affiliate websites, through our ebay store and through the personal efforts of our CEO James Price. In addition, we are still actively searching for appropriate physical gallery space and we are currently in the process of hiring additional personnel to support both our new artist program as well as product development and sales for our education products.

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

History and form of organization

Benacquista Galleries, Inc. is a development stage Nevada Corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. In September, 2005, the Company added to its available products through the acquisition of an interactive website, www.ynoteduk8.com. This website provides information and materials for purchase related to art and visual education as well as other aspects of education and cognitive science. The company also acquired the publication rights to the Farmacist’s Desk Reference (FDR), a full-color guide to health and wellness written by Benacquista Director Don Tolman. To date, the company does not have any retail galleries. The Company does have art and educational products available for sale on its www.benacquista.com and www.ynoteduk8.com websites.

Sales and marketing. We expect sales and marketing expenses to increase sharply to between $100,000 and $250,000 by June of 2006, assuming the launch of the FDR and related products is successful.

General and administrative. General and administrative expenses were $75,494 during the three months ending March 31, 2006 and $24,074 during the three months ending March 31, 2005.

Financial Condition

For the three-month period ended March 31, 2006 , Benacquista Galleries had net income of $177,278 while for the period ended March 31, 2005, the Company had a net loss of $34,851. Also, for the period ended March 31, 2006 , the Company had total stockholders equity of $80,470, while for the period ended September 30, 2005, the Company had a stockholders deficit of ($311,599).

Benacquista Galleries's current financial condition makes it difficult to keep up with our desired rate of growth. Because of the demand for the FDR and the long lead time involved in printing, there are significant costs we must advance in order to continue to reprint the FDR. Although sales of the book are profitable, our lack of extensive cash reserves means we must grow only as we can finance printing of the book. We are currently unable to meet market demand of the FDR, but we anticipate that further sales will alleviate this problem.

Liquidity and capital resources

Net cash used in operating activities for the six-month period ended March 31, 2006 and 2005 was $292,627 and $34,080 respectively. As of March 31, 2006 , we had $40,457 in cash. Net cash used in operating activities for the period ended March 31, 2006 was primarily the result of an increase in accounts receivable. Net cash used in operating activities for the period ended March 31, 2005 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities was $332,577 for the six-month period ended March 31, 2006. Net cash provided by financing activities was $3,778 for the period ended March 31, 2005. Net cash provided by financing activities for the period ended March 31, 2006 was attributable to a loan from our major shareholder and sales of our common stock.

As of March 31, 2006 our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our major shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

We believe that our current cash balances, including cash and cash equivalents, are insufficient to meet our working capital and capital expenditure requirements. We have exhausted almost all of our working capital. We will need to receive an infusion of capital from our chief executive officer, collect accounts receivable, receive advance payment from distributors or otherwise increase our available cash.

We need to secure additional cash as soon as possible because the lack of cash limits our growth potential. We may seek to sell additional equity or debt securities or to obtain a credit facility; however, at the present time, we have not entered into any arrangements or understandings with respect to any such financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to grow at our desired rate of growth. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Benacquista Galleries's short-term prospects are good, although the lack of additional capital is slowing our growth somewhat Management feels very confident in the Company’s ability to continue to grow without additional financing, however, management also believes that growth would be accelerated with additional financing.

Cash requirements

Presently, we anticipate that sales of the FDR, our educational products and our art inventory will meet our cash needs, although we would be able to grow faster with additional cash. We do have very limited working capital currently. Our continued operation is therefore dependent upon our ability to secure additional cash, loans from our chief executive officer, collect accounts receivable or receive advances from our distributors. We presently have no arrangements or understandings with any investors or potential investors with respect to an investment in Benacquista Galleries. We have not decided at what price or under what terms we will raise such additional funds. The factors that we will utilize in making such a decision include: our success in developing strategic partners for Benacquista Galleries, the market valuation of our competitors, the availability of investments generally for development stage start-up companies, and the feedback that we receive from potential investors. We intend to target potential customers and potential strategic partners as possible investors in Benacquista Galleries, though we have not received any indications of interest so far.

Research and development

We have a present intention to spend substantial resources on research or development over the next 12 months, consisting primarily in the development of our website and the development of additional products for our YNOT EduK8 line. We anticipate that, funding permitting, we would spend up to $250,000 on the development of our website during the next 12 months.

Plant and equipment

We currently have an office in Goodletsville, Tennesee consisting of approximately 1800 square feet of office space owned by Director Don Tolman. We do not pay anything for this space and do not have a lease. We believe our currently available space will be insufficient for our operations for the next 12 months, but do not anticipate leasing any additional space for at least 9 months.

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

Part II
OTHER INFORMATION

Item 1. Legal Proceedings

On March 18, 2006, we were sued in Federal District Court in Tennesee by The Wholefood Farmacy for using trademarks allegedly belonging to The Wholefood Farmacy. We have attempted to settle this lawsuit for nuisance value, because we believe the suit has no merit and no basis in fact. The Company intends to vigorously defend this lawsuit. We have been informed by counsel that it is unlikely there will be any material financial impact of this litigation aside from legal costs.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2006 :

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benacquista Galleries, Inc.

/s/ James Price
James Price
Chief Executive Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: May 15, 2006