Form 10QSB
period 2006-06-30
BENACQUISTA GALLERIES INC
filed 2006-08-18
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
[X] YES  [  ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 11,000,000 common stock shares, par value $0.001, as of August 18, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	4

Item 1	Financial Statements	4

Condensed Balance Sheets (unaudited) as of June 30, 2006 and September 30, 2005		4

Condensed Statements of Operations (unaudited) for the three months ended June 30 ,2005 and June 30, 2006 and the nine months ended in June 30, 2005 and June 30, 2006		5

Condensed Statements of Cash Flows (unaudited) for the three months ended June 30 ,2005 and June 30, 2006 and the nine months ended June 30, 2005 and June 30, 2006		6

Notes to Financial Statements		7

Item 2	Plan of Operation	10

Item 3	Controls and Procedures	12

PART II	OTHER INFORMATION	13

Item 1	Legal Proceedings	13

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Security	13

Item 3	Defaults Upon Senior Securities	13

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 5	Other Information	13

Item 6	Exhibits and Reports on Form 8-K	13

Signature		14

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

Part I - Financial Information

Item 1. Financial Statements

BENACQUISTA GALLERIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$9,027	$507
Accounts Receivable	337,695	-
Inventory	906,131	841,377
Advanced Royalty Payment	2,500	-
Accrued Interest Receivable	9,840	-
Total Assets	1,265,193	841,884

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$71,805	$26,385
Accrued Interest	52,822	114,971
Unearned Income	2,889	-
Due to Shareholder	17,865	-
Note Payable to Related Party	1,012,127	1,012,127
Total Current Liabilities	1,157,508	1,153,483

Long-Term Liabilities	-	-

Total Liabilities	1,157,508	1,153,483

Stockholders' Equity (Deficit)
Common Stock- $0.001 par value; 50,000,000 shares auhorized; 11,000,000 and 10,000,000 shares issued and oustanding respectively	11,000	10,000
Teasury Stock - at Cost	(7,818)	-
Additional Paid-in-capital	1,095,108	93,058
Stock Subscriptions Receivable	(736,429)	-
Retained (Deficit)	(254,176)	(414,657)
Total Stockholders' Equity (Deficit)	107,685	(311,599)
Total Liabilities and Stockholders' Equity (Deficit)	$1,265,193	$841,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

BENACQUISTA GALLERIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue	$343	$-	$422,618	$-
Cost of Goods Sold	-	-	(154,982)	-
Gross Margin	343	-	267,636	-

General and Adminstrative Expense	(23,078)	(19,205)	(98,572)	(53,072)
Income (Loss) From Operations	(22,735)	(19,205)	169,064	(53,072)

Other Income and Expense:
Interest Expense	(12,617)	(10,777)	(37,851)	(32,330)
Interest Income - Notes Receivable	9,728	-	20,418	-
Forgiveness of Accounts Payable - Legal Fees	8,850	-	8,850	-
Total Other Income and Expense	5,961	(10,777)	(8,853)	(32,330)

Net Income (Loss)	(16,774)	(29,982)	160,481	(85,402)

Basic and Diluted Income (Loss) per Share	$(0.002)	$(0.003)	$0.015	$(0.009)

Weighted Average Number of Shares Oustanding	11,000,000	10,000,000	10,641,026	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BENACQUISTA GALLERIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2005
Cash Flows From Operating Activities
Net Income (Loss)	$160,481	$(85,402)
Forgiveness of Accounts Payable - Legal Fees	(8,850)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(337,695)	-
Advanced Royalty Payment	(2,500)	-
Inventory	(64,754)	-
Accrued Interest Receivable	(9,840)	-
Accounts Payable	54,269	8,897
Payable to Related Party	-	-
Unearned Income	2,889	-
Accrued Interest	(62,148)	32,330
Net Cash From Operating Activities	(268,148)	(44,175)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Payment on Stock Subscription Receivable	263,572	-
Loan From Majority Shareholder	17,864	-
Additional Paid-in-capital	3,050	15,524
Purchase of Treasury Stock	(7,818)	-
Net Cash From Financing Activities	276,668	15,524

Net Change in Cash	8,520	(28,651)
Cash at Beginning of Period	507	30,302
Cash at End of Period	$9,027	$1,651

Non-Cash Transactions:
Stock Subscriptions Receivable	$1,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BENACQUISTA GALLERIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company relied upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling artwork through the Internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference”. The Company’s revenue to date of $558,000 reflects $422,000 in the second quarter ending March 31, 2006. The Company’s fiscal year end is September 30.

Interim Financial Information - The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of normal recurring nature. Year to date results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2005.

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

BENACQUISTA GALLERIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
(UNAUDITED)

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

An order was placed in December 2005 to have 5,000 Farmacist Desk References printed with a price of $25.90 per book; shipment was received in March 2006 and the total of $129,500 has been paid to the printer. Book sale orders have been filled and invoiced for 5,000 books at a price of $75 per book; balance of $317,545 is reflected as part of Accounts Receivable. A royalty payment of $1.00 per book for each book sold was paid to the author per the agreement. A Royalties advance of $2,500 was paid to the author in anticipation of more book orders. the Company has received a verbal agreement from Australia for another 10,000 books.

Composition— Art inventory is composed of 293 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 4- UNEARNED REVENUE

Unearned revenue represents prepayments received on books not yet sent to the customer.

NOTE 5 - STOCKHOLDERS’ EQUITY AND WARRANTS

Common Stock— In January 2003, the Company issued 10,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share. On January 7, 2006 1,000,000 warrants were converted at $1.00 per share to common stock and reflects as an increase to Capital Stock of $1,000 or $0.001 per share. The stock acquired on January 7, 2006 has only been partially paid for. The unpaid portion is shown as stock subscriptions receivable in the equity section of the balance sheet.

Additional Paid-in Capital— The majority shareholder made $3,050 cash contributions for the nine months ended June 30, 2006 for a total of $96,108 during the period January 17, 2003 (date of inception) through June 30, 2006. On January 7, 2006 1,000,000 warrants were converted at $1.00 per share to common stock of which $999,000 (Excess of par value) reflects as additional paid in capital.

Treasury Stock — During the quarter ended June 30, 2006, the Company purchased 19,000 shares of its common stock for $7,818 at an average price of $0.41 per share.

Warrant — In January 2003, the Company issued a warrant to purchase up to 1,000,000 shares of common stock to an unaffiliated company. The following summarizes the outstanding warrant at September 30, 2005:

BENACQUISTA GALLERIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
(UNAUDITED)

		Weighted-Average	Weighted-Average
		Exercise	Remaining
Fixed Warrants	Warrants	Price	Contractual Life
Outstanding at September 30, 2005	1,000,000	$1.00	.34 years

During January 2006, certain warrant holders exercised their rights and purchased 1,000,000 shares of common stock at $1 per share by entering into note receivable agreements to pay the Company $1,000,000. The notes bear interest at 5% and are due by January 2008 with no interim principal or interest payments required. As the notes are the result of issuing common stock, the $1,000,000, less amounts received, is recorded as an offset to equity as stock subscriptions receivable. During the period ended June 30, 2006, payments received were applied to accrued interest and principal thus reducing the principal balance to $736,429 as of June 30, 2006.

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

During the nine months ending June 30, 2006 the majority shareholder loaned the Company $117,865 to acquire additional artwork and to pay certain operating expenses by issuance of a demand note with no periodic payments required. As of June 30, 2006, $100,000 has been re-paid, leaving a current balance of $17,865. On March 16, 2006 a partial accrued interest payment of $100,000 on the outstanding interest bearing note payables was made to the majority shareholder.

NOTE 7- PENDING OR THREATENED LITIGATION

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

Sales and marketing. We expect sales and marketing expenses to increase sharply to between $100,000 and $250,000 by September of 2006, assuming that we the launch of the FDR and related products is successful.

General and administrative. General and administrative expenses were $23,076 during the three months ending June 30, 2006 and $19,205 during the three months ending June 30, 2005.

Financial Condition

For the three-month period ended June 30, 2006 , Benacquista Galleries had a net loss of $16,774 while for the period ended June 30, 2005, the Company had a net loss of $29,982. Also, for the period ended June 30, 2006, the Company had retained earnings of $115,503 while for the period ended September 30, 2005, the Company had a working capital deficit of $311,599.

Benacquista Galleries' current financial condition makes it difficult to keep up with our desired rate of growth. Because of the demand for the FDR and the long lead time involved in printing, there are significant costs we must advance in order to continue to reprint the FDR. Although sales of the book are profitable, our lack of extensive cash reserves means we must grow only as we can finance printing of the book. We are currently unable to meet market demand of the FDR, but we anticipate that further sales will alleviate this problem.

Liquidity and capital resources

Net cash used in operating activities for the six-month period ended June 30, 2006 and 2005 was $268,148 and $44,175 respectively. As of June 30, 2006 , we had $9,028 in cash. Net cash used in operating activities for the period ended June 30, 2006 was primarily the result of an increase in accounts receivable. Net cash used in operating activities for the period ended June 30, 2005 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities was $284,486 for the six-month period ended June 30, 2006. Net cash provided by financing activities was $15,524 for the period ended June 30, 2005. Net cash provided by financing activities for the period ended June 30, 2006 was attributable to a loan from our major shareholder and sales of our common stock.

As of June 30, 2006 our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our major shareholder. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter.

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

ITEM 3. Controls and Procedures

Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer/Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon this evaluation and as a result of the deficiencies discussed below, management, including the Chief Executive Officer/Principal Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2006.

The deficiencies in the Company's internal control over financial reporting in connection with the Company's filing of its 10-QSB for the period ended June 30, 2006 related primarily to the failure to properly record the purchase of treasury stock and certain cash flow transactions. The deficiencies were detected in the evaluation process and the transactions were appropriately recorded and disclosed in that Form 10-QSB. The Company is in the process of improving its internal control over financial reporting, in an effort to resolve these deficiencies through improved communication to outside bookkeepers, but additional effort is needed to fully remedy these deficiencies. The Company's management and officer will continue to work with their auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective for the interim as well as the annual periods.

Based on the matters identified above, the Company's Chief Executive Officer/Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective. These deficiencies have been disclosed to the Company's Board of Directors.

Changes in internal control over financial reporting
As noted above, the Company is in the process of improving its internal control over financial reporting, in an effort to resolve these deficiencies through increased management involvement and improved communication, but additional effort is on-going and needed to fully remedy these deficiencies. The Company's management and officer will continue to work with their auditors and outside advisors to ensure that the Company's controls and procedures are adequate and effective.

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

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2006 :

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benacquista Galleries, Inc.

/s/ James Price
James Price
Chief Executive Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: August 18, 2006