Form 10KSB
period 2006-09-30
BENACQUISTA GALLERIES INC
filed 2007-01-16
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission File No. 0-51107

Benacquista Galleries, Inc.
(Name of Small Business Issuer as specified in its charter)

Nevada	71-0928242
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6870 La Valle Plateada Rancho Santa Fe, California	92067
(Address of Principal Executive Offices)	(Zip Code)

(858) 525-5695
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Revenues for the fiscal year ended September 30, 2006: $105,522.

As of January 8, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $863,410.

At January 16, 2007 the registrant had outstanding 1,097,713 shares of common stock, par value $0.001, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes  ___ ;   No    X  .

ii

iii

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled Management’s Discussion and Analysis or Plan of Operation, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE HISTORY AND DEVELOPMENT

We were originally incorporated on January 17, 2003 in accordance with the laws of the State of Nevada as Benacquista Galleries, Inc. On July 28, 2005 our common shares commenced trading on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) and are currently quoted under the symbol “BAQU”.

On September 29, 2005 we entered into an agreement with YNOT Education, Inc. a Nevada corporation, to acquire the website www.ynoteduk8.com in exchange for a $150,000 unsecured promissory note bearing interest at a rate of five percent (5%) per annum.

On September 29, 2005 we also entered into an exclusive publishing and royalty agreement with our director, Don Tolman, to publish certain of his health and educational related books and materials, including the Farmacist Desk Reference (the “FDR™”).

On October 10, 2005 we incorporated YNOT Eduk8 Inc., as a wholly owned subsidiary, under the laws of the State of Nevada, in order to pursue certain business opportunities related to our acquisition of the website www.ynoteduk8.com, and any opportunities related to future creative works of Don Tolman, should such opportunities arise.

In February 2006 we initiated a share buyback program, with the intention of repurchasing 200,000 shares of our common stock over a period of nine to twelve months at current bid prices as reported on the OTC Bulletin Board. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006 we have repurchased 2,400 shares of our common stock at an average price per share of $4.11.

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-KSB for the fiscal year ended September 30, 2006 are stated on a post-consolidated basis. Per share amounts have also been restated for the share consolidation.

Our principal executive offices are located at 6870 La Valle Plateada Rancho Santa Fe, California 92067.

BUSINESS

Overview

We are a development stage company conducting operations through two primary divisions: Benacquista Fine Art and Benacquista Publishing.

•
Benacquista Fine Art offers direct and consignment sales of collectible, investment grade works of art, including limited edition prints, and original paintings and sculptures, through our website www.benacquistafineart.com.

•	Benacquista Publishing offers individual publishing services as well as a suite of corporate visibility, public relations and corporate financing services.

Benacquista Fine Art

Benacquista Fine Art offers direct and consignment sales of collectible, investment grade works of art, including limited edition prints, and original paintings and sculptures. These works are currently on display and offered for sale through our website www.benacquistafineart.com. Our website also features biographical information concerning a number of our artists, a bookstore offering fine art, art history and educationally related art books, an entire section devoted to educational art, and information concerning our consignment services.

We acquired a majority of the works of art in our inventory on January 31, 2003, when our Chief Executive Officer, James Price, sold us a number of collectible, investment grade works of art from his personal collection at the cost at which Mr. Price originally acquired such works. In exchange therefor we issued Mr. Price an unsecured promissory note in the principal amount of $862,127, bearing interest at rate of five percent (5%) per annum (the “Price Note”). The principal under the Price Note, together with all interest accrued thereon, was due on or before June 30, 2005, with no prior periodic payments due. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, the principal under the Price Note remains unpaid, and continues to accrue interest at a rate of five percent (5%) per annum.

In November 2005 we launched the first installment in our line of art-related educational products: The Art of Applied Imagination Series.

In January 2006 we launched a new artist discovery program, focused on assisting up and coming artists in promoting and showcasing their works. Each artist who is competitively selected to participate in the program receives our support and assistance in developing and executing a comprehensive personal marketing and promotional campaign, and their works of art are exhibited in and may be sold through our website gallery for a commission fee of twenty percent (20%). As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have selected approximately forty new artists to participate in our new artist discovery program.

We intend, over the course of the next fiscal year, to plan for the opening of at least one retail gallery location in which we will display select pieces from our own collection as well as consignment pieces and works by participants in our new artist discovery program.

Benacquista Publishing

Benacquista Publishing offers individual publishing services as well as a suite of corporate visibility, public relations and corporate financing services, through its dedicated website www.benacquistapublishing.com.

Individual Publishing Services

As part of our individual publishing services we offer assistance in a number of areas including, among others, custom cover design, procurement of International Standard Book Number (ISBN) barcodes, author copyright services and public relations and promotional services.

On September 29, 2005 we entered into an exclusive publishing and royalty agreement (the “Publishing Agreement”) with Don Tolman (“Tolman”), a member of our board of directors. Under the terms of the Publishing Agreement we received the exclusive right to publish, distribute and sell certain of Tolman’s health and educational related books and materials, including the Farmacist’s Desk Reference, as well as a license to use Tolman’s name and likeness in connection with the FDR and, subject to pre-approval, certain other of his unspecified works. In consideration for the Publishing Agreement Tolman is to receive royalty payments of $1.00 per copy of the FDR sold and five percent (5%) of all proceeds of the sale or license of the FDR and any other works covered by the Publishing Agreement. The Publishing Agreement is effective for a period of two years (the “Initial Period”), during which time Tolman must receive minimum royalty payments of $250,000 (the “Minimum Royalty”) otherwise he may, in his sole discretion, terminate the Publishing Agreement at the end of the Initial Period. Following the Initial Period, the Publishing Agreement will automatically renew for two successive two-year terms unless it is earlier terminated by Tolman for our failure to have made the Minimum Royalty payments.

Corporate Publishing Services

As part of our corporate-oriented publishing services we offer assistance in a number of areas, including, among others:

Corporate Visibility Services

•	Providing investor relations services;

•	Providing broker relations services;

•	Providing assistance with writing or editing business plans; and

•	Providing counseling regarding merchandising, direct mail campaigns and marketing research.

Public Relations Services

•	Providing counseling regarding strategic public communications;

•	Providing media handling and public speaking training for key executive personnel;

•	Arranging for media coverage of individual events and for media tours; and

•	Writing or editing press releases, company brochures, sales literature, websites and positions papers.

Corporate Finance Services

Providing counseling and strategic planning services regarding:

•	Private placements;

•	Reverse merger transactions; and

•	Mezzanine or debt financings.

Strategic Acquisitions and Partnerships

In addition to conducting operations through our Benacquista Fine Art and Benacquista Publishing divisions, we have entered into a number of strategic partnerships and completed a number of synergistic corporate acquisitions.

In September 2005 we entered into an asset acquisition agreement (the “Asset Acquisition Agreement”) with YNOT Education, Inc. whereby we acquired all rights, title and interest in the website www.ynoteduk8.com in exchange for a $150,000 unsecured promissory note bearing interest at a rate of five percent (5%) per annum and payable upon demand, with no prior periodic payments due (the “YNOT Note”). At the time the Asset Acquisition Agreement was executed, Don Tolman, a member of our board of directors, was the President, Secretary and a director of YNOT Education Inc., and James Price, our Chief Executive Officer, was the Treasurer and a director. Immediately upon executing the Asset Acquisition Agreement, YNOT Education, Inc. assigned all of its rights, title and interest in the YNOT Note to James Price.

In October 2005 we entered into an artist acquisition agreement (the “Artist Acquisition Agreement”) with ArtTrader.org (“ArtTrader”) whereby we each agreed to cooperate exclusively with one another in identifying and cultivating relationships with new artist and obtaining the rights to exhibit and offer for sale the works of such artists through Benacquista Fine Art.

In January 2006 we entered into a verbal agreement with Physiognomy Interface Technologies, Inc. (“Physiognomy”) whereby we agreed to assist in the completion of Physiognomy’s business plan, co-develop their website and assist in their initial product launch.

MARKETING AND DISTRIBUTION

Benacquista Fine Art

In September 2005 we entered into a consulting agreement (the “Consulting Agreement”) with Monarch Consulting LLC (“Monarch”), under the terms of which Monarch was to assist with our corporate communications, investor relations and press release distributions, as well as in the establishment of an Ebay® store and Google™ AdWord placements. The Consulting Agreement was for a term of one year and called for monthly installments of $2,500 in exchange for the services to be performed, however, no services were rendered by Monarch and, consequently, we terminated the Consulting Agreement having made no payments under the terms thereof.

We launched our own Ebay store in December 2005, which we subsequently closed, electing instead to conduct all direct and consignment sales of our collectible, investment grade works of art through our own dedicated website, www.benacquistafineart.com.

In October 2005 we entered into an exclusive co-marketing and distribution agreement with ArtTrader, whereby, for a period of two years, we received the exclusive rights to purchase certain works of art at wholesale prices from ArtTrader. We also entered into an Artist Acquisition Agreement with ArtTrader, whereby we agreed to cooperate exclusively with ArtTrader to identify and cultivate relationships with new artists and to obtain the rights to exhibit and offer for sale the works of such new artists through Benacquista Fine Art.

In February 2006 we were selected to represent and showcase the works of Spanish painter Pineda Bueno at the New York Art Expo held in March 2006.

We intend, over the course of the next fiscal year, to continue to market collectible, investment grade works of art through our website, www.benacquistafineart.com, as well as through industry trade shows, trade publications and third-party online search engines. We also intend to plan for the opening of at least one retail gallery location in which we will display select pieces from our own collection as well as consignment pieces and works by participants in our new artist discovery program.

Benacquista Publishing

On September 29, 2005 we entered into an exclusive Publishing Agreement with Don Tolman, a member of our board of directors, under the terms of which we received the exclusive right to publish, distribute and sell the Farmacist’s Desk Reference.

In December 2005 we entered into an agreement with XPANSION 2 XTREME, LTD., an Australian company (“XPANSION”), whereby we executed a purchase order for 5000 copies of the FDR to be printed in Hong Kong, China, and distributed throughout Australia, Asia and the United States, in exchange for $129,500. We also reached a verbal agreement with XPANSION, under the terms of which XPANSION is to act as retail distributor of the FDR in both Australia and Asia. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we are awaiting the arrival of our copies of the FDR.

In March 2006 Don Tolman embarked on a month long promotional book tour, showcasing the FDR in Singapore, Australia, and New Zealand, and in April 2006 Tolman and the FDR were featured on America’s Best Products. In June 2006 we began offering the FDR in DVD form.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

During the fiscal year ended September 30, 2006, we had four customers each individually accounting for 55%, 19%, 13% and 12% of our sales.

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have entered into no long-term written agreements and have no intentions of entering into any such agreements with any suppliers or manufacturers, and we are not substantially dependent, nor do we anticipate becoming substantially dependent, upon any one or more suppliers, as we believe there are numerous available with the capabilities we require for our fine art and publishing businesses.

REGULATIONS

We are not currently subject to direct regulation by any federal, state or local government agency, other than regulations applicable to businesses generally.

COMPETITION

Benacquista Fine Art

Competition in the collectible, investment grade art industry is based primarily upon:

•	availability of financial resources;

•	quality of works of art offered;

•	reviews received for art work from independent reviewers who publish in magazines, websites, newspapers and other industry publications;

•	availability of access to gallery space; and

•	the price of a work of art.

We face competition from a number of traditional brick-and-mortar galleries as well as a number of online galleries, all of whom generally showcase and offer for sale direct and consignment works of art of equal or superior investment value as ours. In addition to local galleries, we presently compete with the following online businesses, among others:

•	P & C Art;

•	Art.com;

•	Art-online.com;

•	ArtistLane.com; and

•	Discovering Art.

Benacquista Publishing

Competition in the publishing services industry is based primarily upon:

•	brand name recognition;

•	availability of financial resources;

•	quality of products or services offered;

•	reviews received for products or services from independent reviewers who publish in magazines, websites, newspapers and other industry publications;

•	the price of products and services; and

•	the number of comparable products or services then available.

We rely on what we believe to be our superior marketing and sales abilities and our management’s experience to compete within each of our industries and market segments. However, we may not be able to effectively compete in these intensely competitive markets. Moreover, some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources, affording them the ability to undertake more extensive marketing campaigns and adopt more aggressive royalty and pricing policies, than we can. Furthermore, competition from new market entrants may increase should the markets in our industries expand with time.

INTELLECTUAL PROPERTY

Overview

We rely for our business on a combination of trademarks and trade secrets in order to protect our brands and intellectual property. Our trademarks and trade secrets are among the most important assets we possess and we depend significantly on these intellectual property assets in being able to effectively compete in our industries and market segments. We cannot be certain that the precautions we have taken to safeguard our trademarks and trade secrets will provide meaningful protection from unauthorized use. If we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our intellectual property is appropriated or our trade secrets are disclosed.

Trademarks

We have applied for registration of a number of our trademarks, including the “FDR” with the United States Patent and Trademark Office in order to establish and protect our brand names as part of our intellectual property assets. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, all of our registrations are in the preliminary stages of the application process or remain pending.

Trade Secrets

Whenever we deem it important for purposes of maintaining competitive advantages, we require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom we would require execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended September 30, 2006, we had two full-time and no part-time employees.  As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have only one full-time employee, our Chief Executive Officer, James Price.

We rely heavily on our current officers and directors in operating our business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 6870 La Valle Plateada Rancho Santa Fe, California 92067. We lease this premises from our Chief Executive Officer on a month-to-month basis at a rate of $500 per month.

ITEM 3. LEGAL PROCEEDINGS.

On March 10, 2006 we were notified by letter that certain of the content in the FDR improperly made use of copyrighted material belonging to The George Mateljan Foundation (the “Foundation”). On May 30, 2006, we entered into a settlement agreement with the Foundation whereby we agreed to remove all copyrighted materials from the FDR, pay a one-time settlement fee of $5,000 and, further, to provide the Foundation with a copy of the revised FDR fourteen days prior to its reprinting.

On March 18, 2006 The Wholefood Farmacy Corp. filed a trademark infringement suit against us in the United States District Court for the Eastern District of Tennessee. We are in the process of attempting to settle this suit, as we believe it to be without legal merit or factual basis, and we believe that our maximum liability in this matter will be no more than our legal fees, there can be no assurance, however, that we will be able to reach an agreement the terms of which will be acceptable to both parties.

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, there were no other pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2006.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “BAQU”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from BigCharts.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Period
	High*	Low*
Fiscal year ended 2005
Quarter ended
December 31, 2004**	$--	$--
March 31, 2005**	$--	$--
June 30, 2005**	$--	$--
September 30, 2005	$25.00	$1.00

Fiscal year ended 2006
Quarter ended
December 31, 2005	$19.00	$4.30
March 31, 2006	$15.05	$4.50
June 30, 2006	$10.50	$5.00
September 30, 2006	$9.10	$4.00

*	On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date.

**	Our common shares began trading on the OTC Bulletin Board on July, 28, 2005; thus, prior historical price information regarding shares of our common stock is unavailable.

STOCKHOLDERS

As of December 21, 2006, there were approximately 600 holders of record of our common stock.

DIVIDENDS

From our inception we have never declared or paid any cash dividends on shares of our common stock and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The decision to declare any future cash dividends will depend upon our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deem relevant. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place that would limit our ability to pay dividends. The payment of any future cash dividends will be at the sole discretion of our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not presently have in place any equity compensation plan or plans under which shares of our common stock may be issued.

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fiscal year ended September 30, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended September 30, 2006 and 2005 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added an explanatory paragraph in Note 4 of our consolidated financial statements for the fiscal years ended September 30, 2006 and 2005 raising substantial doubt as to our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our consolidated financial statements. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition, results of operations and liquidity.

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, and make our estimates and assumptions based on actual historical experience which we believe to be reasonable under the circumstances at that time. Actual results may differ materially from our current estimates.

Inventory

Inventory is recorded at the lower of cost or market value.

Revenue Recognition

We derive revenues from direct and consignment sales of collectible, investment grade works of art, and from individual and corporate-oriented publishing services.

We recognize revenues based on the various types of transactions generating the revenue. We recognize art revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.

We recognize revenues for published products distributed through wholesale and retail channels and through resellers upon verification of final sell-through to end users, after consideration of rights of return and price protection. Typically, the right of return on such products has expired when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective.

Income Taxes

We account for income taxes using an asset and liability approach. We recognize an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided as necessary.

OVERVIEW

We were originally incorporated on January 17, 2003 in accordance with the laws of the State of Nevada as Benacquista Galleries, Inc. We are a development stage company conducting our operations through two primary divisions: Benacquista Fine Art and Benacquista Publishing.

•
Benacquista Fine Art offers direct and consignment sales of collectible, investment grade works of art, including limited edition prints, and original paintings and sculptures, through our website www.benacquistafineart.com.

•	Benacquista Publishing offers individual publishing services as well as a suite of corporate visibility, public relations and corporate financing services.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2005 AND 2006

Revenues

Our revenues decreased $478, from $106,000 for the fiscal year ended September 30, 2005 to $105,522 for the fiscal year ended September 30, 2006. Sales of collectible, investment grade works of art decreased $58,527, from $106,000 for the fiscal year ended September 30, 2005 to $47,473 for the fiscal year ended September 30, 2006. This decrease was offset by sales of the Farmacist’s Desk Reference of $58,049 for the fiscal year ended September 30, 2006, for which no sales were made in the fiscal year ended September 30, 2005.

Advertising and Marketing Expenses

Sales and Marketing expenses decreased $39,346, from $150,000 for the fiscal year ended September 30, 2005 to $110,654 for the fiscal year ended September 30, 2006. Sales and Marketing expenses for the year ending September 30, 2005 were entirely attributable to our acquisition of the www.ynoteduk8.com website content in September 2005. Sales and Marketing expenses for the fiscal year ended September 30, 2006 were primarily attributable to advertising expenses, including public relations, trade shows and marketing related collaterals.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses increased $446,752, from $155,067 for the fiscal year ended September 30, 2005, to $601,819 for the fiscal year ended September 30, 2006. This increase is primarily attributable to a $422,356 increase in investor relations fees resulting from a non-cash expense related to services provided by Emerald Resources Inc. in satisfaction of outstanding amounts due on a promissory note. This increase was partially offset by a decrease in professional fees for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005.

Other Income and Expenses

Other income and expenses principally include interest expenses, interest income and forgiveness of debt.

Interest expenses increased $7,487, from $43,126 for the fiscal year ended September 30, 2005 to $50,613 for the fiscal year ended September 30, 2006. This increase is attributable to an increase in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes increased $39,100, from $4,246 for the fiscal year ended September 30, 2005 to $43,346 for the fiscal year ended September 30, 2006. The increase is attributable to an increase in the average outstanding balance on the Notes for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005.

Forgiveness of debt for the fiscal year ended September 30, 2006 was $8,850, as compared to $0 for the fiscal year ended September 30, 2005. This increase is attributable to a one-time settlement arrangement reached with a certain vendor for payment of invoices at amounts less than originally presented.

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2006 we had $1,170 of cash on hand. Historically, we have funded our operations primarily through advances from our Chief Executive Officer and majority shareholder, James Price, proceeds from the exercise of warrants, and sales of our collectible, investment grade works of art and the Farmacist’s Desk Reference.

For the fiscal year ended September 30, 2006 we received advances from our Chief Executive Officer and majority shareholder totaling $269,938. In addition, we received $253,543 in principal payments on certain of the outstanding Notes, leaving an outstanding principal balance of $292,596 remaining payable on or before January 31, 2008. Although payments under the Notes have been made in the fiscal year ended September 30, 2006, there can be no assurance that we will receive the outstanding principal balance and any interest accrued thereon, on or before the January 31, 2008 due date.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of works of art, educational products or publishing services, or locating a strategic partner willing to finance further product development, our short-term and long-term prospects for growth are minimal over and above incremental sales of our existing inventory.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 155 is permitted as of the beginning of an entity’s fiscal year; provided, however, that the entity has not yet issued any financial statements for that fiscal year. Adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities, and amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing this option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity’s fiscal year; provided, however, that the entity has not yet issued any financial statements for that fiscal year. Adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R), Share-Based Payment. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged; provided, however, that an entity has not yet issued financial statements for that fiscal year, including financial statements for any interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in some limited circumstances in which the statement shall be applied retrospectively. At present, we are evaluating the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, amending SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, it also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for financial statements for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 is not expected to have a material impact on our consolidated financial statements.

In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 clarifies the staff’s position regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB No. 108 is effective for financial statements for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. At present, we are evaluating the impact, if any, that the adoption of SAB No. 108 will have on our consolidated financial statements.

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-KSB, you should carefully consider the following cautionary statements and risk factors.

GENERAL BUSINESS RISKS

We are a development stage company and based on our historical operating losses and negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

We have a history of operating losses and negative cash flows from operating activities. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

Our liquidity and capital resources are very limited.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, our customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. There can be no assurance that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy our liabilities arising in the ordinary course of business.

Our deficit accumulated during the development stage makes it more difficult to borrow funds.

As of the fiscal year ended September 30, 2006, and as a result of historical operating losses from in prior years, our deficit accumulated during the development stage was $1,251,760. Lenders generally regard a deficit accumulated during the development stage as a negative factor in assessing creditworthiness, and for this reason, the extent of our deficit accumulated during the development stage coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

From inception, we have historically generated minimal revenues while sustaining considerable operating losses and we anticipate incurring continued operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

From inception, we have generated minimal revenues and experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows in the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for (i) infrastructure, (ii) sales and marketing, and (iii) general business enhancements. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

RISKS ASSOCIATED WITH OUR BUSINESSES AND INDUSTRIES

We face serious competition in our business segments from new market entrants as well as a number of established companies with greater resources and existing customer bases.

The markets for our collectible, investment grade works of art and for our publishing services are intensely competitive and include both new market entrants and established companies, all of whom generally offer products and services through the same combination of channels as we do, including retail, wholesale and online marketing sales.

Competition in the collectible, investment grade art industry is based primarily upon:

•	availability of financial resources;

•	quality of works of art offered;

•	reviews received for art work from independent reviewers who publish in magazines, websites, newspapers and other industry publications;

•	availability of access to gallery space; and

•	the price of a work of art.

Competition in the publishing services industry is based primarily upon:

•	brand name recognition;

•	availability of financial resources;

•	quality of products or services offered;

•	reviews received for products or services from independent reviewers who publish in magazines, websites, newspapers and other industry publications;

•	the price of products and services; and

•	the number of comparable products or services then available.

To remain competitive in each of our industries and market segments we rely heavily upon what we believe to be our superior marketing and sales abilities and our management’s experience. However, we may not be able to effectively compete in these intensely competitive markets, as some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources, affording them the ability to undertake more extensive marketing campaigns and adopt more aggressive pricing policies, than we can. Moreover, we believe that competition from new entrants may increase should the markets in our industries expand with time. If we are unable to remain competitive in our industries and market segments, our business, financial condition and results of operations will be negatively affected. See “Business—Competition”.

Changes in consumer preferences or discretionary spending may negatively affect Benacquista Fine Art’s future operating results.

Within the collectible, investment grade art industry revenues are largely generated by consumer preferences and discretionary spending. Our success as a retailer of collectible, investment grade works of art will depend, in part, on the popularity of our collection. Any shift in consumer sentiment away from the styles and works of art in our collection could have a negative affect on our ability to generate future revenues. Our success also depends on a number of factors affecting levels of consumer discretionary income and spending, including, the following, among other, social and economic conditions:

•	general business conditions;

•	interest rates;

•	inflation;

•	consumer debt levels;

•	the availability of consumer credit;

•	taxation;

•	fuel prices and electrical power rates;

•	unemployment trends;

•	natural disasters;

•	terrorist attacks and acts of war; and

•	other matters that influences consumer confidence and spending.

Consumer purchases of discretionary items, including collectible, investment grade works of art, could decline during periods in which discretionary income is lower or actual or perceived unfavorable economic conditions exist. Should this occurs, and if we are unable to offer styles and works of art that consumers find appealing, our business, financial condition and results of operations will be negatively affected.

Our Chief Executive Officer has only limited experience in the retail sale of collectible, investment grade works of art.

Our Chief Executive Officer, James Price, has only limited experience in the retail sale of collectible, investment grade works of art, and we must rely substantially on our Chief Executive Officer to make all decisions regarding our management and operations. Mr. Price does have some experience with private acquisitions of works of art, though this may not actually prove useful in acquiring collectible, investment grade works for resale. Although we do not believe that Mr. Price’s limited experience will prove detrimental, there can be no assurance that it will not directly or indirectly result in mistakes or failures that, had Mr. Price had more extensive experience, might have been avoided or been less costly. Any such mistakes or failures, should they occur, would likely have a material adverse effect on our business, financial condition, including liquidity and profitability, and our results of operations.

We are susceptible to individuals selling forged or stolen works as original, investment grade works of art.

Retailers of collectible, investment grade works of art are particularly susceptible to unscrupulous individuals selling forged or stolen works as originals. There are significant federal, state and local penalties associated with selling forged or stolen works of art or works that violate existing copyright laws. Although we make every effort to ensure that our collectible, investment grade works of art are acquired from reputable sources, there can be no assurance that we may not acquire one or more forged or stolen works and, consequently, become liable for the subsequent resale of such works. Should this occur, our business, financial condition and results of operations will be negatively affected.

If our published works infringe upon proprietary rights of others, lawsuits may be brought requiring us to pay large legal expenses and judgments, and redesign, revise or discontinue selling one or more of our published works.

We are not aware of any circumstances under which our published works infringe upon any valid existing proprietary rights of third parties. However, as has happened in the past, infringement claims can arise at any time, whether or not meritorious, and could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, revise or redesign our published works or discontinue their sale. Any of these outcomes, individually or collectively, would negatively affect on our business, financial condition and results of operations. See “Business—Intellectual Property”.

We may be subject to adverse publicity or claims by consumers arising out of information contained in the FDR or other future health and fitness related books and materials.

We may be subject to complaints from or litigation by consumers, whether or not meritorious, relating to information contained in our FDR or other future health and fitness related books and materials. The FDR contains a clear disclaimer indicating that is not intended to give medical advice or to treat or diagnose any medical condition, however, due to the nature of the material in the FDR there remains the risk that it may be misperceived as offering such advice or misused by ours consumers. Consumer claims could arise at any time and, should they, we may not be successful in defending against them. Any litigation, regardless of the outcome, would entail significant costs and use of management time, which could impair our ability to generate revenue and profit. Moreover, were the FDR, or any of our future health and fitness related books and materials, construed as giving medical advice, we would become subject to an incredibly complex network of federal, state and local regulations and prohibitions that involve substantial civil and criminal penalties. For these reasons or, should we be found liable with regard to a claim arising out of the FDR or any future health and fitness related books and materials, our business, financial condition, and results of operations would be negatively affected.

Our intellectual property may not be adequately protected from unauthorized use by others, which could increase our litigation costs and adversely affect our business.

Our intellectual properties, including our brands, are some of the most important assets that we possess in our ability to generate revenues and profits and we rely significantly on these intellectual property assets in being able to effectively compete in our markets. However, our intellectual property rights may not provide meaningful protection from unauthorized use by others, which could result in an increase in competing products and services and a reduction in our own sales. Moreover, if we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case. See “Business—Intellectual Property”.

We face substantial competition in attracting and retaining qualified senior management and key personnel and may be unable to develop and grow our business if we cannot attract and retain as necessary, or if we were to lose our existing, senior management and key personnel.

As a development stage company, our success, to a large extent, depends upon our ability to attract, hire and retain highly qualified and knowledgeable senior management and key personnel who possess the skills and experience necessary to satisfy our business and client service needs. Our ability to attract and retain such senior management and key personnel will depend on numerous factors, including our ability to offer salaries, benefits and professional growth opportunities that are comparable with and competitive to those offered by more established companies operating in our industries and market segments. We may be required to invest significant time and resources in attracting and retaining, as necessary, additional senior management and key personnel, and many of the companies with which we will compete for any such individuals have greater financial and other resources, affording them the ability to undertake more extensive and aggressive hiring campaigns, than we can. Furthermore, an important component to overall compensation offered to senior management and key personnel may be equity. If our stock prices do not appreciate over time, it may be difficult for us to attract and retain senior management and key personnel. Moreover, should we lose our key personnel, we may be unable to prevent the unauthorized disclosure or use of our trade secrets, including our practices, procedures or client lists. The normal running of our operations may be interrupted, and our financial condition and results of operations negatively affected, as a result of any inability on our part to attract or retain the services of qualified and experienced senior management and key personnel, our existing key personnel leaving and a suitable replacement not being found, or should any former senior key personnel disclose our trade secrets.

The loss of our Chief Executive Officer could have a material adverse effect on our business.

Our success depends to a large degree upon the skills, network and professional business contacts of our Chief Executive Officer, James Price. We presently do not maintain key person life insurance on, and have no employment agreement with, Mr. Price, and there can be no assurance that we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives. The loss of our Chief Executive Officer would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, raising substantial doubts as to our ability to continue as a going concern.

Certain conflicts of interest exist between us and our Chief Executive Officer, James Price.

Our Chief Executive Officer, James Price, has other outside business interests to which he currently devotes time and attention, and it is expected that he will continue to do so in the future. As a result, conflicts of interest may arise between us and Mr. Price with respect to our operating affairs as well as the amount of time which Mr. Price devotes to our business as opposed to his other business interests. Furthermore, Mr. Price may, in the future, participate in outside business ventures which compete directly with our own. We do not presently have in place any procedures which would provide a means for resolving potential conflicts of interest that might occur in these regards, and there can be no assurance that Mr. Price will resolve any such conflicts in a manner that is satisfactory to our shareholders. Should Mr. Price’s outside business interests conflict with our own, our business, financial condition and results of operations will be negatively affected.

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “BAQU”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new products or services introduced or announced by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

Our common stock is quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on a national securities exchange or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the prospective investor with current bid and ask quotations for the penny stock;

•	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

•	provide investors monthly account statements showing the market value of each penny stock held in the their account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Future issuances by us or sales of our common stock by our officers or directors may dilute your interest or depress our stock price.

We may issue additional shares of our common stock in future financings or may institute and grant stock options to our employees, officers, directors and consultants under a future stock incentive plan. Any such issuances could have the effect of depressing the market price of our common stock and, in any case, would dilute the interests of our common stockholders. Such a depression in the value of our common stock could reduce or eliminate amounts that would otherwise have been available to pay dividends on our common stock (which are unlikely in any case) or to make distributions on liquidation. Furthermore, shares owned by our officers or directors which are registered in a registration statement, or which otherwise may be transferred without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act, may be sold. Because of the perception by the investing public that a sale by such insiders may be reflective of their own lack of confidence in our prospects, the market price of our common stock could decline as a result of a sell-off following sales of substantial amounts of common stock by our officers and directors into the public market, or the mere perception that these sales could occur.

We do not intend to pay any common stock dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock and, because we have very limited resources and a substantial accumulated deficit, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them. If you require dividend income, you should not rely on an investment in our common stock.

ITEM 7. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A developmental stage company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended September 30, 2006 and 2005, and for the period from January 17, 2003 (Date of Inception) through September 30, 2006	F-4

Consolidated Statements of Stockholders’ Deficit for the Years Ended September 30, 2006 and 2005, and for the period from January 17, 2003 (Date of Inception) through September 30, 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006 and 2005, and for the period from January 17, 2003 (Date of Inception) through September 30, 2006	F-6

Notes to the Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Benacquista Galleries, Inc.

We have audited the accompanying consolidated balance sheets of Benacquista Galleries, Inc. and subsidiary (a development stage enterprise) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2006 and 2005, and for the period from January 17, 2003 (Date of Inception) through September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Benacquista Galleries, Inc. and subsidiary as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005, and for the period from January 17, 2003 (Date of Inception) through September 30, 2006  in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities during each of the two years in the period ended September 30, 2006, and for the period from January 17, 2003 (date of inception) through September 30, 2006. As of September 30, 2006 the Company had a deficit accumulated during the development stage of $1,251,760 and negative working capital of $448,155. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
January 10, 2007

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$1,170	$507
Inventory	906,131	841,377
Accrued interest receivable	3,768	4,247
Total Current Assets	911,069	846,131
Total Assets	$911,069	$846,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$25,080	$26,386
Accrued interest payable	65,578	114,971
Unearned income	65,461	-
Due to majority shareholder	190,938	81,000
Note payable to majority shareholder	1,012,127	1,012,127
Total Current Liabilities	1,359,184	1,234,484

Long-Term Liabilities	-	-

Total Liabilities	1,359,184	1,234,484

Commitments and Contingencies

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized;
1,100,113 and 1,100,113 shares issued, respectively;
1,097,713 and 1,100,113 shares outstanding, respectively	1,100	1,100
Treasury stock-at cost 2,400 and 0 shares, respectively	(9,867)	-
Additional paid-in-capital	1,105,008	1,101,958
Stock subscription receivable	(292,596)	(1,000,000)
Deficit accumulated during the development stage	(1,251,760)	(491,411)
Total Stockholders' Deficit	(448,115)	(388,353)
Total Liabilities and Stockholders' Deficit	$911,069	$846,131

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			January 17,
			2003
			(Inception)
	For the Year Ended		through
	September 30,		September 30,
	2006	2005	2006
Revenues	$105,522	$106,000	241,522
Cost of revenue	154,981	90,750	281,731
Gross profit	(49,459)	15,250	(40,209)

Operating Expenses
Advertising and marketing expense	110,654	150,000	260,654
General and administrative expense	601,819	155,067	841,756

Total Operating Expenses	712,473	305,067	1,102,410

Loss from Operations	(761,932)	(289,817)	(1,142,619)

Other Income (Expense):
Interest income	43,346	4,246	47,592
Interest expense	(50,613)	(43,126)	(165,583)
Forgiveness of accounts payable	8,850	-	8,850
Total Other Income and Expenses:	1,583	(38,880)	(109,141)

Net Loss	$(760,349)	$(328,697)	$(1,251,760)

Basic and Diluted Net Loss per Share	$(0.69)	$(0.33)

Weighted average number of shares outstanding - basic and diluted	1,099,410	1,008,633

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES INC. AND SUBSIDIARY
(A development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Deficit
						Accumulated
			Additional	Stock		During the
	Common Stock		Paid-in	Subscription	Treasury	Development
	Shares	Amount	Capital	Receivable	Stock	Stage	Total
Balance January 17, 2003 (date of inception)	-	$-	$-	$-	$-	$-	$-

Shares issued for cash,
January 2003, $0.001 per share	1,000,113	1,000	9,000	-	-	-	10,000
Capital contributions	-	-	26,350	-	-	-	26,350
Net loss for the period	-	-	-	-	-	(68,150)	(68,150)
Balance - September 30, 2003	1,000,113	1,000	35,350	-	-	(68,150)	(31,800)

Capital contributions	-	-	48,110	-	-	-	48,110
Net loss for the period	-	-	-	-	-	(94,564)	(94,564)

Balance - September 30, 2004	1,000,113	$1,000	$83,460	$-	$-	$(162,714)	$(78,254)

Shares issued underlying warrants issued for notes receivable	100,000	100	999,900	(1,000,000)	-	-	-
Capital contributions	-	-	18,598	-	-	-	18,598
Net loss for the period	-	-	-	-	-	(328,697)	(328,697)

Balance - September 30, 2005	1,100,113	1,100	1,101,958	(1,000,000)	-	(491,411)	(388,353)

Collections of Stock subscription notes	-		-	253,543	-	-	253,543
Stock subscription notes paid in services				453,861			453,861
Purchases of treasury stock	(2,400)	-	-		(9,867)	-	(9,867)
Capital contributions	-	-	3,050		-	-	3,050
Net loss for the period	-	-	-		-	(760,349)	(760,349)
Balance - September 30, 2006	1,097,713	$1,100	$1,105,008	$(292,596)	$(9,867)	$(1,251,760)	$(448,115)

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A development stage enterprise)
CONSOLIDATED STATEMENTS OF CASHFLOWS

			January 17,
			2003
			(Inception)
	For the Year Ended		through
	September 30,		September 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net Loss	$(760,349)	$(328,697)	$(1,251,760)
Adjustments to reconcile net loss to net cash from operating activities:
Services received for notes receivable	453,861		453,861
Forgiveness of accounts payable	(8,850)		(8,850)
Write off of bad debt	20,150		20,150
Advertising expense - web content purchase		150,000	150,000
Changes in operating assets and liabilities
Accounts receivable	(20,150)		(20,150)
Inventory	(64,754)	(15,250)	(44,004)
Accrued interest receivable	479	(4,247)	(3,768)
Accounts payable	7,544	25,673	33,930
Accrued interest	(49,393)	43,128	65,578
Unearned income	65,461	-	65,461

Net Cash From Operating Activities	(356,001)	(129,393)	(539,552)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	253,543	-	253,543
Advances from majority shareholder	269,938	81,000	350,938
Payments to majority shareholder	(160,000)		(160,000)
Capital contribution from majority shareholder	3,050	18,598	96,108
Purchase of treasury stock	(9,867)	-	(9,867)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	356,664	99,598	540,722
Net Change in Cash	663	(29,795)	1,170
Cash at Beginning of Period	507	30,302	-
Cash at End of Period	$1,170	$507	$1,170

Cash paid for interest	$100,000	$-	$100,000
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing Activities
Shares underlying warrants issued in exchange for Notes Receivable	$-	$1,000,000	$1,000,000
Acquistion of web content by issuance of Note due to Majority Shareholder	$-	$150,000	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005 as described in Note 10. YNOT Eduk8, Inc. has no business activity since inception to September 30, 2006. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 82.3% of the outstanding common stock of the Company as of September 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary, YNOT Eduk8, Inc. since its inception on October 10, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

Cash - Cash consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of September 30, 2006 and 2005.

Inventory— Inventory is stated at the lower of cost or market.

Revenue Recognition — Revenues are recognized by the Company based on the various types of transactions generating the revenue. The Company recognizes art revenue when persuasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Revenue for published products distributed through wholesale and retail channels and through resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Typically, the right of return on such products has expired when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective.

Advertising expense— Advertising costs are expensed as incurred. Advertising expense for the year ended September 30, 2006 and 2005 was $110,654 and $150,000, respectively.

Income Taxes— The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

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

Fair Value of Financial Instruments— The carrying amounts reported in the accompanying consolidated financial statements for current assets approximate fair values because of the immediate or short-term maturities of these financial instruments.

Net Loss Per Share-Basic and Diluted — Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the respective periods. Diluted net loss per share is computed on the basis of the weighted-average number of common shares and all potentially dilutive common shares outstanding during the year. As of December 31, 2006 and 2005, there are no potentially dilutive common shares.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies the staff’s views regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its consolidated financial statements and notes thereto.

NOTE 3 - RESTATEMENT

Certain adjustments were made to the consolidated financial statements for the year ended September 30, 2005 and as such, the consolidated financial statements have been restated to reflect the adjustments as described in the following paragraphs.

Salary expense for the services provided by our sole Officer and majority shareholder James Price has been recorded in the amount of $75,000 for the year ended September 30, 2005. In addition, Mr. Price leases certain office facilities to the Company under a month-to-month agreement for rent of $500 per month totaling $6,000 and $6,000, respectively for each of the years ended September 30, 2006 and 2005. The restatement was included in “General and administrative expenses” in the accompanying Consolidated Statement of Operations for the year ended September 30, 2005. The liability in the amount of $81,000 is included in the caption “Due to majority shareholder” in the accompanying balance sheet as of September 30, 2006 and 2005.

In addition, the Company recorded the correction of the issuance of 100,000 shares of common stock related to the exercise of warrants in exchange for certain notes which bear interest at 5% and are due January 2008 with no interim principal or interest payments required. The Company recorded the issuance of the stock, the receipt of the notes and the related interest income which took place in the fourth quarter of 2005. The transaction had previously been recorded in the March 31, 2006 10-QSB.

The effects of the restatement items described above for September 30, 2005 and for the year then ended are shown on the following table:

	As Originally	Effect of
	Reported	Restatement	As Restated
Balance Sheet
Accrued interest receivable	$-	$4,247	$4,247
Total Assets	841,884	4,247	846,131
Due to shareholder	-	81,000	81,000
Total Current Liabilities	1,153,483	81,000	1,234,483
Total Liabilities	1,153,483	81,000	1,234,483
Common Stock	1,000	100	1,100
Additional Paid in Capital	102,058	999,900	1,101,958
Stock subscription receivable	-	(1,000,000)	(1,000,000)
Deficit accumulated during the development stage	(414,657)	(76,754)	(491,411)
Total Shareholder's Deficit	(311,599)	(76,754)	(388,353)
Total Liabilities and Shareholder's Deficit	$841,884	$4,247	$846,131

Statement of Operations
General and administrative expenses	$74,067	$81,000	$155,067
Total operating expenses	224,067	81,000	305,067
Loss from operations	(208,817)	(81,000)	(289,817)
Interest income	-	4,247	4,247
Net Loss	$(251,943)	$(76,753)	$(328,696)
Basic and diluted loss per share	$(0.25)	$-	$(0.33)
Weighted average shares outstanding -
Basic and diluted	1,000,000	8,633	1,008,633

NOTE 4 - GOING CONCERN

Business Condition — The Company has a limited operating history. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended September 30, 2006, the Company incurred a net loss of $760,349 and it had negative cash flows from operations of $356,001. In addition, the Company had a deficit accumulated in the development stage of $1,251,760 as of September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company plans to fund its operations with revenues from the sale of art inventory on its interim website and publication and wholesale sales of the “Farmacist Desk Reference”. The Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. The Company’s attainment of profitable operations is dependent upon the Company obtaining adequate debt or equity financing and achieving a level of sales adequate to support the Company’s cost structure.

NOTE 5 - INVENTORY

Value— Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals. On September 30, 2005, Ted Robertson, appraiser, appraised the works of art and provided a current market value of $1,227,500.

Composition — Inventory is composed of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items. As of September 30, 2006 and 2005 inventory consists of 293 pieces of art with a costs of $906,131 and 36 pieces with a cost of $841,377.

NOTE 6 - UNEARNED REVENUE

Unearned revenue as of September 30, 2006 of $65,461 represents prepayments received on book orders that have not been shipped to the customer.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Litigation—During the year ended September 30, 2006, there was litigation against the Company. The Whole Food Farmacy filed a trademark infringement suit against the Company in Federal Court in Tennessee on March 18, 2006. In management’s and legal counsel’s opinion, there is no basis in fact for this litigation and it is frivolous. Legal counsel is of the opinion that the maximum liability to the Company will be no more than legal fees.

In addition, the Company settled a copyright issue related to the “Farmacist’s Desk Reference” for cash of $5,000.

Commitments —The Company leases certain office space from its majority shareholder on a month-to-month lease of $500 per month. Total rent expense for the years ended September 30, 2006 and 2005 was $6,000 and $6,000, respectively.

NOTE 8 - STOCKHOLDERS’ DEFICIT AND WARRANTS

On November 21, 2006, the Board of Directors approved a reverse stock split of Benacquista Galleries, Inc. common shares, par value $0.001, at a ratio of one post-reverse split share for every 10 pre-split shares to be effective as of January 8, 2007. All share and per share amounts have been retroactively restated to reflect this reverse stock split. In addition, in accordance with the laws of the state of Nevada, the authorized number of common shares was reduced at the same ratio and accordingly, the authorized shares were reduced from 50,000,000 to 5,000,000.

Common Stock— In January 2003, the Company issued 1,000,113 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.01 per share.

Additional Paid-in Capital— The majority shareholder made $3,050 and $18,598 in cash contributions for the fiscal year ended September 30, 2006 and 2005, respectively. For the period from January 17, 2003 (inception) to September 30, 2006, an aggregate of $96,108 in cash contributions have been made.

Treasury Stock— During the year ended September 30, 2006, the Company purchased an aggregate of 2,400 shares of its common stock for $9,867 at an average price of $4.11 per share.

Warrant — In January 2003, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $10 per share expiring January 31, 2006 to XCL Partners, an unaffiliated company. XCL Partners subsequently transferred their interest in the warrant to three other unaffiliated parties in accordance with the terms of the warrant. A warrant to purchase 20,000 shares was transferred to OTC Services. Warrants to purchase 40,000 shares each were granted to Monarch Consulting and Emerald Resource Group, respectively. During the fourth quarter of 2005, the three warrant holders exercised their rights under the warrant and purchased 100,000 shares of common stock at $10 per share by entering into three separate note receivable agreements to pay the Company an aggregate of $1,000,000.

The following summarizes the warrant activity at September 30, 2006 and 2005:

		Weighted-Average
		Exercise
Fixed Warrants	Warrants	Price

Outstanding at January 17, 2003	-	-
Issuances January 31, 2003	100,000	$10.00
Outstanding at September 30, 2003	100,000	$10.00

Issuances	-	-
Outstanding at September 30, 2004	100,000	$10.00

Issuances	-	-
Exercise	(100,000)	$10.00
Oustanding at September 30, 2005	-	-

Issuances	-	$-
Oustanding at September 30, 2006	-	$-

Stock Subscription Receivable — The Company received notes in exchange for the shares issued pursuant to the exercise of outstanding warrants as discussed above. The notes bear interest at 5% and are due January 2008 with no interim principal or interest payments required. As the notes are the result of issuing common stock, the $1,000,000, less amounts received, is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheets as of September 30, 2005 and 2006.

During fiscal 2006, OTC Services made aggregate payments of principal and interest under their Note of $152,500 and provided services valued at $53,861 in satisfaction of their note obligation. The value of the services provided was expensed under the caption Advertising and Marketing expense in the accompanying statement of operations for year ended September 30, 2006.

Emerald Resources provided services to the Company during fiscal 2006 valued at $400,000 plus the related accrued interest in satisfaction of their note obligation. The value of the services provided was expensed under the caption General and Administrative expense in the accompanying statement of operations for year ended September 30, 2006.

Monarch Consulting made aggregate payments of $121,650 for principal and interest during the year ended September 30, 2006.

Stock subscription receivable as of September 30, 2006 and 2005 is comprised of the following Notes Receivable:

	September 30,
	2006	2005

OTC Services	$-	$200,000
Monarch Consulting	292,596	400,000
Emerald Resources	-	400,000

	$292,596	$1,000,000

NOTE 9 - RELATED PARTY TRANSACTIONS

In January 2003, the majority shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and was due in full June 30, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art which was originally acquired for cash. The balance of the note plus accrued interest is currently unpaid and will remain on the books as a demand note continuing to bear the 5% per annum interest.

In September 2005, the Company issued an unsecured, demand note payable to YNOT Education, Inc. (“YNOT Education”) in the amount of $150,000 (See Note 8). The note bears interest at 5% per annum and is payable on demand with no periodic payments required. The Company’s majority shareholder is a director of YNOT Education. Upon YNOT Education’s receipt of the note, YNOT Education immediately assigned the Note to the Company’s majority shareholder.

The Company also entered into a royalty agreement in September, 2005 with Don Tolman, then a director of the Company as more fully described in Note 10.

During the fiscal year ended September 30, 2006 the majority shareholder loaned the Company $188,938 to acquire additional artwork and to pay certain operating expenses by issuance of a demand note with no periodic payments required.

During the year ended September 30, 2006, an aggregate of $160,000 of the advances due the majority shareholder has been re-paid. On March 16, 2006 a partial accrued interest payment of $100,000 on the outstanding interest bearing notes payable was made to the majority shareholder.

The majority shareholder rents certain office space to the Company at a rate of $500 per month on a month-to-month basis. Total rent under this agreement was $6,000 and $6,000 for the years ended September 30, 2006 and 2005, respectively. In addition, the Company accrues a $75,000 per annum salary for the majority shareholder for each of the years ended September 30, 2006 and 2005, respectively. These items are recorded as “Due from majority shareholder” on the accompanying balance sheets as of September 30, 2006 and 2005, respectively and as “General and Administrative expenses” in the accompanying statements of operations for the respective years ended September 30, 2006 and 2005, respectively.

NOTE 10 - WEB SITE CONTENT PURCHASE AND LICENSE AGREEEMENT

In September 2005, the company acquired the website content for www.ynoteduk8.com from YNOT Education, Inc. (“YNOT”) in exchange for the issuance to YNOT of an unsecured demand note payable in the amount of $150,000 bearing interest at the rate of 5.0% per annum. The note was immediately assigned by YNOT to the Company’s majority shareholder, who is also a director of YNOT. The website content has been accounted for under the caption of Advertising and Marketing expense in the accompanying statement of operations as of September 30, 2005 as the purpose of the purchase of the website content was for advertising of licensed products from Don Tolman, the president and sole shareholder of YNOT.

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, then a director of the Company and the shareholder and president of YNOT for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT. The license agreement calls for the payment of royalties of $1 per book sold or 5% of all proceeds collected for other YNOT works. The license is for a two year term which expires September 28, 2007 which will automatically extend for an additional two year term if royalties of $250,000 are achieved during the initial term. There are no guaranteed minimum royalties, but YNOT will have the right to cancel the Royalty Agreement after the initial two year term if sales are not sufficient to generate $250,000 in royalties. The Company has recognized royalty expense of $7,890 and $0 under the royalty agreement for the years ended September 30, 2006 and 2005, respectively. Don Tolman was paid $7,500 under the agreement during the year ended September 30, 2006.

NOTE 11 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2006 and 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of $1,251,760 and $491,411, respectively, which, if unused, will begin to expire in 2023. The net deferred tax asset consists of the following at September 30, 2006 and September 30, 2005:

	September 30,
	2006	2005
Deferred tax asset - operating loss carryforwards	$425,599	$167,080
Valuation allowance	(425,599)	(167,080)
Total Deferred Income Tax Asset	$-	$-

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

	For the Year Ended
	September 30,
	2006	2005
Tax at federal statutory rate (34%)	$(258,519)	$(111,757)
Change in valuation allowance	258,519	111,757
Provision for Income Taxes	$-	$-

NOTE 12 - BUSINESS SEGMENTS

The Company has identified the following business segments:

Publishing— Consists of published products to be sold under a royalty agreement with YNOT Education, Inc. This segment began in September, 2005.

Fine Art— Fine art sales are made from the Company’s inventory.

The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies it reportable business segments based on differences in products and services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

The following presents certain segment information as of and for the years ended September 30, 2006 and 2005:

	Year ended September 30, 2006			Year ended September 30, 2005
	Art Sales	Publishing	Total	Art Sales	Publishing	Total
Revenues	$47,473	$58,049	$105,522	$106,000	$-	$106,000
Cost of sales	25,231	129,750	154,981	90,750	-	90,750
Gross profit	22,242	(71,701)	(49,459)	15,250	-	15,250
Operating expenses	311,988	400,485	712,473	155,067	150,000	305,067
Operating loss	(289,746)	(472,186)	(761,932)	(139,817)	(150,000)	(289,817)
Other income (expense)	(21,436)	23,019	1,583	(40,983)	2,103	(38,880)
Segment loss	$(311,182)	$(449,167)	$(760,349)	$(180,800)	$(147,897)	$(328,697)

Segment assets	$908,600	$2,469	$911,069	$844,008	$2,123	$846,131

NOTE 13 - CONCENTRATIONS

In fiscal 2006, 4 customers accounted for 55%, 19%, 13% and 12% of sales, respectively. In addition, 55% of sales were made to a customer in Australia; the remaining 45% were made in the United States. In 2005, 100% the company’s sales were to a single customer in the United States. The country is determined by the address the product is shipped to.

NOTE 14 - SUBSEQUENT EVENTS

On November 17, 2006 the Company acquired the website name and related content for “faceyourmate.com”, an interactive dating service from Physiognomy Interface Technologies, Inc., a Nevada Corporation. The Company paid cash of $5,000 in exchange for the site and the content and anticipates that this will be expensed during the first quarter of fiscal 2007.

Effective November 21, 2006, Don Tolman resigned from our board of directors in order to pursue on a full-time basis his other business ventures. Our board currently consists of sole officer and director James Price.

On December 18, 2006, the Company entered into a Stock Purchase Agreement with Whole In One Products, Inc. (“Whole In One”), a Nevada corporation, for the purchase of 4,900,000 shares of Whole In One’s restricted voting common stock in consideration of $10,000, representing a 49% interest in Whole in One. Whole In One is a health and nutritional product development and distribution company, based in Los Angeles, California. Whole In One’s initial products under development are Whole In One Sports Bar™, Golfer’s Liquid Organics™ and RA Suncreen.™. The Company will account for this investment on the equity method and recognize their pro-rata share of gains and losses of Whole in One beginning with the date of acquisition.

Our majority shareholder made additional advances of $24,425 and the Company repaid a total of $22,000 to the majority shareholder subsequent to year end through December 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AN ACCOUNTING FINANCIAL DISCLOSURE.

There were no reportable events under this Item 8 during the fiscal year ended September 30, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, James Price, is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States Securities and Exchange Commission. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or other persons performing similar functions, as appropriate, so as to allow timely decisions regarding required disclosure.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In September 2006, following our receipt of comments from the staff of the Securities and Exchange Commission, our Chief Executive Officer and Principal Financial Officer, in consultation with our legal and financial advisors, and our independent registered accounting firm, determined that we would revise our previously issued balance sheets, statements of operations, statements of stockholders’ deficit, and statements of cash flows for the fiscal year ended September 30, 2005 and each of the three month periods ended December 31, 2005, March 31, 2006 and June 30, 2006, and concluded that such previously issued consolidated financial statements, including the auditor’s reports thereon, should no longer be relied upon.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out by our Chief Executive Officer and Principal Financial Officer to consider whether weaknesses in our disclosure controls and procedures were a cause of the errors for which our consolidated financial statements had to be restated. We concluded that at September 30, 2006 our disclosure controls and procedures were ineffective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange, is recorded, processed, summarized and reported within the requisite time periods due to the following reasons:

•
we lacked controls to insure that agreements, contracts and other documents relating to debt and equity transactions, including the exercise of any warrants to purchase shares of our common stock, were provided to and reviewed by accounting and financial reporting personnel on a timely basis to insure that the financial reporting and disclosure implications of such transactions could be considered and reflected in the consolidated financial statements in the proper periods.

As a result of these findings, we determined to take the following remedial measures to improve our disclosure controls and procedures:

•	require that all contracts, agreements and other documents relating to debt or equity transactions be reviewed and approved by our Principal Financial Officer prior to their execution; and

•
require that all other material contracts or agreements be: (i) in writing; (ii) executed only by the Chief Executive Officer or Principal Financial Officer; and (iii) immediately forwarded to our legal and accounting advisors.

During the course of his evaluation our Chief Executive Officer and Principal Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the remedial measures set forth above, no changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the fiscal quarter ended September 30, 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended September 30, 2006:

Name	Age	Position

James Price	44	Chief Executive Officer, Principal Financial Officer, President, Director

Don Tolman	56	Director

James Price - Chief Executive Officer, Principal Financial Officer, President, Director

James Price has served as our Chief Executive Officer, Principal Financial Officer, President and a director since our inception in January 2003. In addition, Mr. Price currently serves as the president of Aero Financial, Inc., a boutique corporate advisory firm, providing a full range of strategic operational and management services in addition to access to capital resources. Mr. Price has served in this capacity since February 2002. Mr. Price also currently serves as the sole director and Chief Executive Officer of Wine Purveyors International, Inc., a development stage retailer of wines, ports, champagne and related accessories, and has served in that capacity since January, 2003. From December 1997 through February 2002, Mr. Price served as the Chief Executive Officer of Columbia Financial Group, Inc., an investor relations firm. From February 1995 through December 1997, Mr. Price was a stockbroker employed by Global Financial. Mr. Price attended Eastern Washington University, where he took general studies courses with an interest in art history. Mr. Price is a veteran of the United States Army, serving from September 1982 through September 1985.

Don Tolman - Director

Don Tolman has served as one of our directors since September 2005. Mr. Tolman is currently, and has been for more than twenty years, a self-employed consultant and developer of educational materials, a public speaker and an author. Mr. Tolman has previously been involved with founding two nutritional and health companies: The Whole Food Farmacy, Inc. and The Brain Garden, Inc. Mr. Tolman is also the author of Think Fast: History, Mystery and Wealth, and The Quest, as well as Farmacist’s Desk Reference, which we are currently publishing. From October 2005 Mr. Tolman has served on the board of directors of our wholly owned subsidiary, YNOT Eduk8, Inc. Throughout his career, Mr. Tolman has appeared on more than 200 radio and television programs and has spoken to more than 1,000 live audiences worldwide.

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, among any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers and control persons have been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have no standing committees and our entire board of directors serves as our audit and compensation committees. Our board of directors has determined that James Price, our Chief Executive Officer and a member of our board, qualifies as an audit committee financial experts (as defined in Regulation 228.407(d)(5)(ii) of Regulation S-B), having more than twenty years of work related experience. Furthermore we believe that, collectively, the members of our board of directors are capable of adequately analyzing and evaluating our consolidated financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

CODE OF ETHICS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it will be made available on our website at www.benacquistagalleries.com. We will also provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Benacquista Galleries Inc., 6870 La Valle Plateada Rancho Santa Fe, California 92067.

COMPLIANCE WITH SECTION 16(A)

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Officers, directors and greater than ten percent stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they filed.

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
James Martin Price	2	4	-

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last three completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last three completed fiscal years.

						Long Term Compensation Awards
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
James Price	2006	$75,000	(1)	$-	$-	$-	-	$-	$-
President and Chief	2005	$75,000	(1)	$-	$-	$-	-	$-	$-
Executive Officer	2004	$-		$-	$-	$-	-	$-	$-

(1)
A salary expense for services provided by our Chief Executive Officer, James Price, has been recorded in our General and Administrative expenses for each of the fiscal years ended September 30, 2005 and 2006, respectively, however, since our inception, Mr. Price has not drawn any salary or benefits.

INFORMATION CONCERNING STOCK OPTIONS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have not adopted a stock option incentive plan and, since inception have not granted stock options/SARs to our executive officer.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
James Price	-	-	-	-

The following table sets forth the number of stock options/SARs held by the executive officer named in the Summary Compensation Table for the fiscal year ended September 30, 2006 and the value of unexercised “in-the-money” stock options/SARs held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any stock options/SARs during the fiscal year 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/SARs at Fiscal Year End	Value of Unexercised “In-the-Money” Options/ SARs at Fiscal Year End
James Price	-	-	-	-

LONG TERM INCENTIVE PLAN AWARDS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have no long-term incentive plans in place and therefor no awards were made to the executive officer named in the Summary Compensation Table during the most recently completed fiscal year under any long-term incentive plan.

DIRECTOR COMPENSATION

Pursuant to authority granted under our Article III, Section 10 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended September 30, 2006 our directors James Price and Don Tolman were not compensated.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have no employment agreements in place with any of our executive officers, directors or other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 8, 2007. The information in these tables provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 1,097,713 shares of common stock currently outstanding (reflects a one-for-ten reverse stock-split of our common stock that occurred on January 8, 2007) and no additional shares potentially acquired within sixty days. The address of each person listed is care of Benacquista Galleries Inc., 6870 La Valle Plateada Rancho Santa Fe, California 92067.

Name	Amount and Nature of Ownership	Percent of Class*

James Price (1)	917,100	83.55%

Don Tolman (2)	-	- %

All officers and directors as a group (2 persons)	917,100	83.55%

*	No director or executive officer has different voting rights from any other holder of our common stock.

**	Consists of 917,100 shares of common stock directly owned. Voting and/or investment power over all of these securities is held by James Price.

(2)	Resigned, effective November 21, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

OFFICE LEASE RENT

In each of the fiscal years ended September 30, 2005 and 2006, we leased certain office space from our Chief Executive Officer, James Price, on a month-to-month basis at a rate of $500 per month, with no formal lease agreement in place. The aggregate of accrued rent for each of the fiscal years ended September 30, 2005 and 2006, respectively, was $6,000. Although we believe that the monthly rate of rent accrued is as fair as that which could have been obtained in an arms length transaction with unaffiliated third parties, the fact that this office space has been leased from one of our executive officers gives rise to the potential that the terms of the lease may have been less favorable to us than would otherwise have been the case

LOANS

From our inception we have obtained aggregate loan advances in an amount totaling $350,938 from our Chief Executive Officer, James Price. These loan advances are evidenced by an unsecured promissory note payable upon demand, without interest, and with no periodic payment due. As of the fiscal year ended September 30, 2006, we have repaid Mr. Price $160,000 under the terms of the note, with a remaining balance of $190,938 due as of September 30, 2006.

OTHER AGREEMENTS

On September 29, 2005 we entered into an exclusive publishing and royalty agreement with Don Tolman, a member of our board of directors. Under the terms of the Publishing Agreement we received the exclusive right to publish, distribute and sell certain of Tolman’s health and educational related books and materials, including the Farmacist’s Desk Reference, as well as a license to use Tolman’s name and likeness in connection with the FDR and, subject to pre-approval, certain of his other unspecified works. In consideration for the Publishing Agreement Tolman is to receive royalty payments of $1.00 per copy of the FDR sold and five percent (5%) of all proceeds of the sale or license of the FDR or any other works covered by the Publishing Agreement. The Publishing Agreement is effective for a period of two years, during which time Tolman must receive Minimum Royalty payments of $250,000 otherwise he may, in his sole discretion, terminate the Publishing Agreement at the end of the Initial Period. Following the Initial Period, the Publishing Agreement will automatically renew for two successive two-year terms unless earlier terminated by Tolman for our failure to have made the Minimum Royalty payments.

Also on September 29, 2005 we entered into an asset acquisition agreement with YNOT Education, Inc. whereby we acquired all rights, title and interest in the website www.ynoteduk8.com in exchange for a $150,000 unsecured promissory note bearing interest at a rate of five percent (5%) per annum and payable upon demand, with no prior periodic payments due. At the time the Asset Acquisition Agreement was executed, Don Tolman, a member of our board of directors, was the President, Secretary and a director of YNOT Education Inc., and James Price, our Chief Executive Officer, was the Treasurer and a director. Immediately upon executing the Asset Acquisition Agreement, YNOT Education, Inc. assigned all of its rights, title and interest in the YNOT Note to James Price.

Although we believe that the terms and conditions of the Publishing Agreement, Asset Acquisition Agreement and the assignment of the YNOT Note were as fair as any which could have been negotiated in an arms length transactions with unaffiliated third parties, the fact that these transactions were executed with our officers and directors, and a company of which our officers and directors are officers and directors, gives rise to the potential that the Publishing Agreement, Asset Acquisition Agreement and assignment of the YNOT Note may have been less favorable to us than would otherwise have been the case

ITEM 13. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003.

3(i)(2)	Certificate of Change to Articles of Incorporation of Benacquista Galleries Inc., dated December 27, 2006. FILED HEREIWTH.

3(ii)	By-laws of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003.

10.1	Asset Acquisition Agreement between Benacquista Galleries Inc. and YNOT Education, Inc., dated September 29, 2005, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2005.

10.2	Royalty Agreement between Benacquista Galleries Inc. and Don Tolman, dated September 29, 2005, incorporated by reference to Exhibit 10.2 on Form 8-K filed September 30, 2005.

10.3	Form of Co-Marketing and Exclusive Distribution Agreement between Benacquista Galleries Inc. and ArtTrader.org, dated October 6, 2005. FILED HEREWITH.

10.4	Form of Exclusive Artist Acquisition Agreement between Benacquista Galleries Inc. and ArtTrader.org, dated October 12, 2005. FILED HEREWITH.

10.5	Stock Purchase Agreement between Benacquista Galleries Inc. and Physiognomy Interface Technologies, Inc., dated November 17, 2006. FILED HEREWITH.

10.6	Asset Purchase Agreement Benacquista Galleries Inc. and Whole In One Products, Inc., dated December 18, 2006. FILED HEREWITH.

31.1	Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 16, 2007. FILED HEREWITH

31.2	Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 16, 2007. FILED HEREWITH

32.1
Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated January 16, 2007. FILED HEREWITH.

32.2
Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated January 16, 2007. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2006	2005
Audit fees	$24,112	$10,826
Audit-related fees	-	12,051
Tax fees	495	147
All other fees	-	-
Total	$24,607	$23,024

All audit fees are approved by our board of directors. Hansen, Barnett & Maxwell, P.C. (“HB&M”) does not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by HB&M, during the years ended September 30, 2006 and 2005, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $24,112 and $10,826, respectively.

Audit-Related Fees

Audit-related fees billed by HB&M, during the years ended September 30, 2006 and 2005, were primarily for assurance and related services rendered in relation to our registration statements and totaled approximately $0 and $12,051, respectively.

Tax Fees

Tax fees billed by HB&M, during the years ended September 30, 2006 and 2005, for tax compliance, tax advice and tax planning services, specifically including preparation of our consolidated tax returns and guidance on tax accruals, totaled approximately $495 and $147, respectively.

All Other Fees

There were no fees billed by HB&M, during the years ended September 30, 2006 and 2005 for services rendered other than the amounts set forth above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2007
BENACQUISTA GALLERIES, INC.

	By:	/s/ James Price
James Price
Chief Executive Officer & Chief Financial Officer