Form 10QSB
period 2006-12-31
BENACQUISTA GALLERIES INC
filed 2007-02-14
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes [  ]  No [X]

As of February 12, 2007, the registrant had outstanding 1,097,713 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2006	2006
ASSETS
Current Assets
Cash	$107	$1,170
Inventory	906,131	906,131
Accrued interest receivable	7,455	3,768
Total Current Assets	913,693	911,069

Investment in Whole in One Foods	10,000	-
Total Assets	$923,693	$911,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$44,693	$25,080
Accrued interest payable	78,334	65,578
Unearned income	100,695	65,461
Due to majority shareholder	206,403	190,938
Note payable to majority shareholder	1,012,127	1,012,127
Total Current Liabilities	1,442,252	1,359,184

Long-Term Liabilities	-	-

Total Liabilities	1,442,252	1,359,184

Commitments and Contingencies

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized;
1,100,113 and 1,100,113 shares issued, respectively;
1,097,713 and 1,097,713 shares oustanding, respectively	1,100	1,100
Treasury stock-at cost 2,400 and 2,400 shares, respectively	(9,867)	(9,867)
Additional paid-in-capital	1,105,008	1,105,008
Stock subscription receivable	(292,596)	(292,596)
Accumulated deficit	(1,322,204)	(1,251,760)
Total Stockholders' Deficit	(518,559)	(448,115)
Total Liabilities and Stockholders' Deficit	$923,693	$911,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

			January 17,
			2003
			(Inception)
	For the Three Months Ended		through
	December 31,		December 31,
	2006	2005	2006
Revenues	$1,314	$-	242,836
Cost of revenue	-	-	281,731
Gross profit	1,314	-	(38,895)

Operating Expenses
Advertising and marketing	3,946	8,963	264,600
Research and development	5,000	-	5,000
General and administrative	53,743	24,508	895,499

Total Operating Expenses	62,689	33,471	1,165,099

Loss from Operations	(61,375)	(33,471)	(1,203,994)

Other Income (Expense)
Interest income	3,687	12,603	51,279
Interest expense	(12,756)	(13,017)	(178,339)
Forgiveness of accounts payable	-	-	8,850
Total Other Income (Expense)	(9,069)	(414)	(118,210)

Net Loss	$(70,444)	$(33,885)	$(1,322,204)

Basic and Diluted Net Loss per Share	$(0.06)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	1,097,713	1,008,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)

			January 17,
			2003
			(Inception)
	For the Three Months Ended		through
	December 31,		December 31,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(70,444)	$(33,885)	$(1,322,204)
Adjustments to reconcile net loss to net cash from operating activities:
Services received for notes receivable	-	-	453,861
Forgiveness of accounts payable	-	-	(8,850)
Write off of bad debt	-	-	20,150
Advertising expense - web content purchase	-	-	150,000
Changes in operating assets and liabilities
Deposits on books	-	(65,000)	-
Accounts receivable	-	-	(20,150)
Inventory	-	(40,325)	(44,004)
Accrued interest receivable	(3,687)	(12,602)	(7,455)
Accounts payable	9,613	(317)	43,543
Accrued interest	12,756	13,016	78,334
Unearned income	35,234	65,000	100,695
Net Cash From Operating Activities	(16,528)	(74,113)	(556,080)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	-	-	253,543
Advances from majority shareholder	37,465	73,035	388,403
Payments to majority shareholder	(22,000)	-	(182,000)
Capital contribution from majority shareholder	-	3,050	96,108
Purchase of treasury stock	-	-	(9,867)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	15,465	76,085	556,187
Net Change in Cash	(1,063)	1,972	107
Cash at Beginning of Period	1,170	507	-
Cash at End of Period	$107	$2,479	$107

Cash paid for interest	$-	$-	$100,000
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Investment acquired for accounts payable	$10,000	$-	$10,000
Shares underlying warrants issued in exchange for Notes Receivable	$-	$-	$1,000,000
Acquistion of web content by issuance of Note to Majority Shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005 as described in Note 10. YNOT Eduk8, Inc. has no business activity since inception to September 30, 2006. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 83.5% of the outstanding common stock of the Company as of December 31, 2006.

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of normal recurring nature. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as filed on Form 10-KSB as of September 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary, YNOT Eduk8, Inc. since its inception on October 10, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

Cash — Cash consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of December 31, 2006 and September 30, 2006.

Inventory— Inventory is stated at the lower of cost or market.

Investment — Investment consists of restricted common stock of Whole In One Products, Inc. (“Whole in One”) (See Note 5) The Company accounts for this investment using the equity method and recognizes their pro-rata share of gains and losses of Whole in One beginning with the date of acquisition.

Revenue Recognition— Revenues are recognized by the Company based on the various types of transactions generating the revenue. The Company recognizes art revenue when persuasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

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

Advertising Expense— Advertising costs are expensed as incurred. Advertising expense for the three months ended December 31, 2006 and 2005 was $3,946 and $8,963, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted— Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. There are no potentially dilutive securities as of December 31, 2006 and 2005.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies the staff’s view regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its financial statements and notes thereto.

NOTE 3 - GOING CONCERN

Business Condition— The Company is a new company with a limited operating history. It has not yet been able to fully execute its business plan. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the three months ended December 31, 2006, the Company incurred a net loss of $70,444 and it had negative cash flows from operations of $16,528. In addition, the Company had a deficit accumulated in the development stage of $1,322,204 as of December 31, 2006. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its website and publication and wholesale sales of the “Farmacist Desk Reference”. The Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - INVENTORY

Value— Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals.

Composition— Art inventory is composed of 293 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items as of December 31 and September 30, 2006, respectively.

NOTE 5 - INVESTMENT

On December 18, 2006, the Company entered into a Stock Purchase Agreement with Whole In One Products, Inc. (“Whole In One”), a Nevada corporation, for the purchase of 4,900,000 shares of Whole In One’s restricted voting common stock in consideration of $10,000, representing a 49% interest in Whole in One. The Company paid $8,000 in legal fees on behalf of Whole In One in conjunction with the transaction which has been reflected as “General and Administrative expense” in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2006. Whole In One had no operations during the three months ended December 31, 2006 and no gains or losses were recognized by the Company. The Company has reflected its obligation under this agreement as “Accounts payable” in the accompanying condensed consolidated balance sheet as of December 31, 2006. On February 2, 2007 the Company and Whole in One cancelled the agreement and the Company will reverse the obligation and the investment during the quarter ending March 31, 2007. The Company anticipates the legal fees paid on behalf of Whole In One will be recovered as part of the cancellation of the agreement, but this cannot be assured.

NOTE 6 - UNEARNED REVENUE

Unearned revenue as of December 31, 2006 and September 30, 2006 of $100,695 and $65,461 respectively, represents prepayments received on book orders that have not been shipped to the customer.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

Common Stock— In January 2003, the Company issued 1,000,113 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share. In August and September, 2005 the Company issued 100,000 shares of common stock upon the exercise of warrants.

Additional Paid-in Capital— The majority shareholder has made a total of $96,108 cash contributions for the period January 17, 2003 (date of inception) through December 31, 2006.

Stock Subscription Receivable— Stock subscription receivable as of December 31 and September 30, 2006, respectively, is comprised of a note receivable from Monarch Consulting. The notes bear interest at 5% and are due January 2008 with no interim principal or interest payments required. The note is the consideration received upon the exercise of a warrant and the resultant issuance of issuance of common stock. As such, the outstanding principal balance of $292,596 is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheets as of December 31 and September 30, 2006.

NOTE 8 - WEB SITE PURCHASE

On November 17, 2006 the Company acquired the website name and related content for “faceyourmate.com”, an interactive dating service from Physiognomy Interface Technologies, Inc., (“Physiognomy”) a Nevada Corporation, a company formerly named YNOT Education, Inc. At the time of the purchase, Don Tolman was a director of the Company and the sole shareholder of Physiognomy. As a result, this transaction is with a related party. The Company paid cash of $5,000 in exchange for the site and the content which has been recorded as research and development expense in the accompanying financial statements as of December 31, 2006.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, a director of the Company and the shareholder and president of YNOT for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT. The license agreement calls for the payment of royalties of $1 per book sold and 5% of all proceeds collected for the FDR and 5% of all proceeds collected for the other YNOT works. The license is for a two year term which expires September 28, 2007 which will automatically extend for an additional two year term if royalties of $250,000 are achieved during the initial term. There are no guaranteed minimum royalties, but YNOT will have the right to cancel the Royalty Agreement after the initial two year term if sales are not sufficient to generate $250,000 in royalties. Royalties for the three months ended December 31, 2006 and 2005 were $66 and $0, respectively. Aggregate royalties under the contract during the initial two year term total $7,956 through December 31, 2006.

As discussed in Note 8 above, On November 17, 2006 the Company purchased the web site faceyourmate.com and the related content from Physiognomy, a company controlled by director Don Tolman.

Effective November 21, 2006, Don Tolman resigned from our board of directors in order to pursue on a full-time basis his other business ventures. Our board currently consists of sole officer and director James Price.

During the quarter ending December 31, 2006 the majority shareholder loaned the company cash of $17,215 for operating expenses and was repaid a total of $22,000.

NOTE 10 - BUSINESS SEGMENTS

The Company has identified the following business segments:

Publishing— Consists of published products to be sold under a royalty agreement with YNOT Education, Inc. This segment began in September, 2005.

Fine Art— Fine art sales are made from the Company’s inventory.

The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies its reportable business segments based on differences in products and services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

The following presents certain segment information as of and for the three months ended December 31, 2006 and 2005:

	Three months ended December 31, 2006				Three months ended December 31, 2005
	Art Sales	Publishing	Other	Total	Art Sales	Publishing	Total
Revenues	$-	$1,314	$-	$1,314	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-
Gross profit	-	1,314	-	1,314	-	-	-
Operating expenses	9,940	39,749	13,000	62,689	12,956	20,515	33,471
Operating loss	(9,940)	(38,435)	(13,000)	(61,375)	(12,956)	(20,515)	(33,471)
Other income (expense)	(9,022)	(47)	-	(9,069)	(4,825)	4,411	(414)
Segment loss	$(18,962)	$(38,482)	$(13,000)	$(70,444)	$(17,781)	$(16,104)	$(33,885)

Segment assets	$914,912	$8,781	$-	$923,693	$891,366	$74,664	$966,030

NOTE 11 - CONCENTRATIONS

For the three months ended December 31, 2006, all of the Company's sales were to a single customer based in Australia.  The country is determined by the address the product is shipped to.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including without limitation the “Risk Factors” contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2006. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended December 31, 2006 and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in our annual report on Form 10-KSB for the fiscal years ended September 30, 2006 and 2005. Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has raised substantial doubt about our ability to continue as a going concern in their opinion on our financial statements for the fiscal years ended September 30, 2006 and 2005.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our unaudited condensed consolidated financial statements. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition, results of operations and liquidity.

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our unaudited condensed consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, and make our estimates and assumptions based on actual historical experience which we believe to be reasonable under the circumstances at that time. Actual results may differ materially from our current estimates.

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

In February 2006 we initiated a share buyback program, with the intention of repurchasing 200,000 shares of our common stock over a period of nine to twelve months at then current bid prices as reported on the OTC Bulletin Board. As of the date of this quarterly report on Form 10-QSB for the three months ended December 31, 2006 we have repurchased 2,400 shares of our common stock at an average price per share of $4.11.

On November 17, 2006 we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Physiognomy Interface Technologies, Inc., a privately-held Nevada corporation (“Physiognomy”), of which our then director, Don Tolman, was President. Under the terms of the Asset Purchase Agreement we acquired Physiognomy’s web-based interactive dating service, including the website www.faceyourmate.com and all intellectual property and content related thereto, in exchange for a $5,000 lump sum payment.

On December 18, 2006 we entered into a stock purchase agreement with Whole In One Products, Inc., a privately-held Nevada corporation (“Whole In One”), to purchase 4,900,000 unregistered shares of Whole In One’s common stock, giving us a forty-nine percent (49%) interest in Whole In One, for a purchase price of $10,000. In connection with this transaction we also paid $8,000 in legal fees on behalf of Whole In One.

As of the date of this quarterly report on Form 10-QSB for the three months ended December 31, 2006 we do not yet have any retail art galleries, with all of our art and educational products available for sale through our websites, www.benacquistafineart.com and www.ynoteduk8.com.

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares included in this quarterly report on Form 10-QSB for the three month period ended December 31, 2006 are stated on a post-consolidated basis for all periods presented. Per share amounts have also been restated for the share consolidation.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 30, 2006 AND 2005

Revenues

Our revenues were $1,314 for the three months ended December 31, 2006, as compared to $0 for the three months ended December 31, 2005. This increase is directly attributable to sales of the Farmacist’s Desk Reference, for which there were no comparable sales during the three months ended December 31, 2005.

Advertising and Marketing Expenses

Advertising and Marketing expenses decreased $5,017, from $8,963 for the three months ended December 31, 2005 to $3,946 for the three months ended December 31, 2006. Advertising and Marketing expenses for the three months ended December 31, 2006 and 2005 were comprised of web-based and non web-based advertising related expenses.

Research and Development Expenses

Research and development expenses were $5,000 for the three months ended December 31, 2006, as compared to $0 for the three months ended December 31, 2005. This increase is attributable entirely to a lump sum payment made to Physiognomy Interface Technologies, Inc., in exchange for Physiognomy’s interactive dating website, www.faceyourmate.com, and all intellectual property and content related thereto.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overheads. General and administrative expenses increased $29,235, from $24,508 for the three months ended December 31, 2005, to $53,743 for the three months ended December 31, 2006. This increase is primarily attributable to an increase in professional service fees related to regulatory and reporting obligations associated with our being a public company and to legal fees paid in conjunction a certain stock purchase agreement entered into on December 18, 2006 with Whole In One Products, Inc., for which there were no comparable general and administrative expenses during the three months ended December 31, 2005.

Other Income and Expenses

Other income and expenses principally include interest expenses, interest income and forgiveness of debt.

Interest expenses decreased $261, from $13,017 for the three months ended December 31, 2005 to $12,756 for the three months ended December 31, 2006. This decrease is attributable to a $22,000 decrease in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes decreased $8,916, from $12,603 for the three months ended December 31, 2005 to $3,687 for the three months ended December 31, 2006. The decrease is attributable to a decrease in the average outstanding balance on the Notes for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Liquidity and Capital Resources

As of the three months ended December 31, 2006 we had $107 of cash on hand. Historically, we have funded our operations primarily through advances from our Chief Executive Officer and majority shareholder, James Price, proceeds from the exercise of warrants, and sales of our collectible, investment grade works of art and the Farmacist’s Desk Reference.

For the three months ended December 31, 2006 we received advances from our Chief Executive Officer and majority shareholder totaling $37,465 and made payments to our Chief Executive Officer.

There remains an outstanding principal balance of $292,596 on certain Notes issued during the period of August 17, 2005 through September 7, 2005. There were no payments made under the Notes during the three months ended December 31, 2006, and there can be no assurance that we will receive the outstanding principal balance and any interest accrued thereon, on or before the January 31, 2008 due date of the Notes.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this quarterly report on Form 10-QSB for the three months ended December 31, 2006, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS No. 123(R), Share-Based Payment. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. At present, we are evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, amending SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in a reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on our condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 clarifies the staff’s position regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. At present, we are evaluating the impact, if any, that the adoption of SAB 108 will have on our condensed consolidated financial statements.

ITEM3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner as specified in the rules and forms set forth by the United States Securities and Exchange Commission. These controls and procedures are designed to ensure that the information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or other persons performing similar functions, as appropriate, so as to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, James Price, as of the end of the fiscal quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

During the course of his evaluation our Chief Executive Officer and Principal Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures. Furthermore, because there were no significant deficiencies and/or material weaknesses discovered no remedial measures were necessary or taken during the period covered by this report to correct any such deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our disclosure controls and procedures, internal controls over financial reporting or other factors have occurred during the fiscal quarter covered by this report that would materially affect or be reasonably likely to materially affect our disclosure controls and procedures or internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

As of the date of this quarterly report on Form 10-QSB for the three months ended December 31, 2006, there were no other pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended December 31, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2006.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended December 31, 2006.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003.

3(i)(2)	Certificate of Change to Articles of Incorporation of Benacquista Galleries Inc., dated December 27, 2006, incorporated by reference to Exhibit 3(i)(2) on Form 10-KSB filed January 16, 2007.

3(ii)	By-laws of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003.

10.1	Asset Acquisition Agreement between Benacquista Galleries Inc. and YNOT Education, Inc., dated September 29, 2005, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2005.

10.2	Royalty Agreement between Benacquista Galleries Inc. and Don Tolman, dated September 29, 2005, incorporated by reference to Exhibit 10.2 on Form 8-K filed September 30, 2005.

10.3
Form of Co-Marketing and Exclusive Distribution Agreement between Benacquista Galleries Inc. and ArtTrader.org, dated October 6, 2005, incorporated by reference to Exhibit 10.3 on Form 10-KSB filed January 16, 2007.

10.4
Form of Exclusive Artist Acquisition Agreement between Benacquista Galleries Inc. and ArtTrader.org, dated October 12, 2005, incorporated by reference to Exhibit 10.4 on Form 10-KSB filed January 16, 2007.

10.5
Asset Purchase Agreement between Benacquista Galleries Inc. and Physiognomy Interface Technologies, Inc., dated November 17, 2006, incorporated by reference to Exhibit 10.5 on Form 10-KSB filed January 16, 2007.

10.6	Stock Purchase Agreement Benacquista Galleries Inc. and Whole In One Products, Inc., dated December 18, 2006, incorporated by reference to Exhibit 10.6 on Form 10-KSB filed January 16, 2007.

31.1	Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated February 14, 2007. FILED HEREWITH

31.2	Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated February 14, 2007. FILED HEREWITH

32.1
Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated February 14, 2007. FILED HEREWITH.

32.2
Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated February 14, 2007. FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2007
BENACQUISTA GALLERIES, INC.

	By:	/s/ James Price James Price
Chief Executive Officer & Chief Financial Officer