Form 10KSB/A
period 2005-09-30
BENACQUISTA GALLERIES INC
filed 2007-05-18
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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
Yes [   ]  No [X]
For the fiscal year ended December 31, 2005, the issuer’s revenues were $106,000.

As of January 13, 2006, the aggregate market value of the issuer’s voting and non-voting common stock held by non-affiliates was $515,450 based on the average bid and asked price of such stock on that date as reported on the OTC Bulletin Board.

On January 13, 2006 there were 1,100,113 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format Yes [  ]; No [X]

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-KSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. Such forward-looking statements are generally identified by words such as “may”, “would”, “could”, “will”, “expect”, “estimate”, “goal”, “intend”, “project”, “believe”, “anticipate”, “plan”, and similar expressions and variations thereof that are intended to specifically convey the uncertainty of future events or outcomes. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that the forward-looking statements contained herein are not guarantees of future performance and are subject to certain risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements. Factors that may cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, including without limitation the risk factors contained therein. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE HISTORY AND DEVELOPMENT

We were originally incorporated on January 17, 2003, in accordance with the laws of the State of Nevada, as Benacquista Galleries, Inc. On July 28, 2005 our common shares commenced trading on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) and are currently quoted under the symbol “BAQG”.

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

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-KSB for the fiscal year ended September 30, 2005 are stated on a post-consolidated basis. Per share amounts have also been restated for the share consolidation.

BUSINESS

Overview

We are a development stage company formed for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. In September, 2005, we added to our available products through the acquisition of an interactive website, www.ynoteduk8.com. This website provides information and materials for purchase related to art and visual education as well as other aspects of education and cognitive science. We also acquired the publication rights to the Farmacist’s Desk Reference, a full-color guide to health and wellness written by our director, Don Tolman. To date, we do not have any retail galleries and all of our art and educational products are available for sale through our websites: www.benacquistagalleries.com and www.ynoteduk8.com.

We currently have very limited operations, only two part-time employees (our sole officer and director James Price and our director Don Tolman) and no retail gallery space. We have recently launched our website and an eBay® store which features our current, limited art inventory. We have developed a plan of operations that could allow us to sell art through at least one retail gallery location and over the internet.

The primary areas of our business which we intend to develop over the next six to twelve months include:

•	our relationships with several artists for exclusive artwork offerings through Benacquista Galleries;

•	the publication and sale of the FDR;

•	at least one gallery opening in a strategic location;

•	sales of additional educational products created by Don Tolman and related to various educational topics including art education; and

•	sales and marketing capability sufficient to handle all website inquiries and gallery traffic.

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

Our website contains a functional shopping cart which allows customers to enter credit card information and purchase a specific piece of artwork or educational product. These products are then shipped by us directly to the customer. Our art products are currently shipped from Monkton, Maryland and our educational products are currently shipped from Rogersville, Tennessee, from a facility owned by our director Don Tolman.

We also maintain an eBay store which allows eBay customers to view and purchase our products using their eBay accounts and PayPal® or credit card payment methods.

Distribution and Marketing Methods

A present we have very limited internal distribution and sales capabilities and rely heavily on our internet presence, the personal efforts of our Chief Executive Officer, James Price, our director, Don Tolman, and on the efforts of our strategic partners, ArtTrader.org, Inc. and Monarch Consulting LLC. These strategic partners assist us with the acquisition of new products and new artists, and with marketing, sales and distribution. We also anticipate that our Chief Executive Officer, James Price, will continue to use his network of professional and business contacts in the art industry to sign on additional artists and reach our proposed customer base through traditional forms of advertising and through our existing website, www.benacquistagalleries.com, as well as contacts made through our planned e-commerce website. Mr. Price established his network of professional and business contacts in the art industry as an amateur collector of art over the past 15 years, attending auctions and visiting international and domestic galleries. During these visits and in the course of his purchasing for his own private collection, Mr. Price has made acquaintances in the industry, including artists, gallery owners, auction personnel and suppliers and service providers to the art trade. We intend to market our artwork via industry trade shows, in trade publications and through online search engines. We also intend to market our products through the efforts of our partners ArtTrader.org, Inc. and Monarch Consulting LLC, as well as through the personal efforts of our director, Don Tolman, who will be making a number of international appearances over the next twelve months to promote our products.

Status of Products and Services

Both of our websites, www.benacquistagalleries.com and www.ynoteduk8.com, are operational and allow customers to purchase our products using a credit card. Our eBay store is fully operational and allows customers to purchase our products using a credit card or Pay Pal. We intend to add significantly to our current inventory of art over the next 6 to 12 months, including additional agreements to represent artists on an exclusive basis. We also intend to add to our product lines in education, both art-related and non-art related. Currently, our most significant educational product, the Farmacist’s Desk Reference, should be available for sale to our customers by March 31, 2006, the end of the second quarter of our fiscal year. We expect that our director Don Tolman will continue to develop additional educational products for release throughout the year. We also anticipate having at least one retail gallery opening during the next six months, though we have not yet entered into any negotiations or made any contractual arrangements to do so and may have difficulty in obtaining the location and space we desire under favorable terms.

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

Our chief competition comes from large established galleries and websites, such as:

•	P and C Art;

•	Herndon Fine Art;

•	Galleria De Sorrento;

•	Art.com; and

•	Artvest.com.

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

Dependence on One Customer

For the fiscal year ended September 30, 2005 all our sales were to a single customer. In the future, we do not contemplate a dependence on one customer or one referral source for clients.

Research and Development

We have not spent any money on research and development to date, however, the $150,000 that we spent on advertising during the fiscal year ended September 30, 2005, for the acquisition of www.ynoteduk8.com, means that we acquired a substantially developed website. We anticipate that we will spend up to $100,000 on the development of additional educational materials and additional features on our websites. Much of the development of the artwork offering and the selection and securing of retail gallery sites will be undertaken by James Price, our Chief Executive Officer. Mr. Price is available to spend as much time as necessary to continue our operations through the next three months. At the end of those three months, Benacquista intends to have at least two additional full-time employees to assist Mr. Price in his development and other responsibilities.

Intellectual Property

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

Books and materials regarding health and fitness, such as our FDR, are not regulated as such by any federal, state or local authority. However, there is a risk that our products, which are not intended to give medical advice or to diagnose any condition, might be misperceived as offering such advice or misused by customers. If our products were misconstrued as giving medical advice, we would be subject to an incredibly complex network of federal, state and local regulations and prohibitions that involve substantial civil and criminal penalties. The FDR contains a clear disclaimer indicating it is not meant for medical or diagnostic advice and we believe that this disclaimer is adequate, but we have no assurance that this is the case. If we were to be found to violate any regulations regarding the provision of medical device, applicable civil and criminal penalties would be very likely to result in the complete cessation of a our business and could lead to huge fines and other costs which could completely destroy any financial or intellectual property assets in the Company.

EMPLOYEES

For the fiscal year ended September 30, 2005, we had two full-time and no part-time employees, and we intend to add at least two additional full-time employees by March 31, 2006.

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005, we have no written employment agreements with any of our employees, and rely heavily on our current officers and directors in operating our business. We are not subject to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are currently hosted out of the residence of our chief executive officer, James Price, in Monkton, Maryland. We began leasing these premises on a month-to-month basis at a rate of $500 per month on April 1, 2004. We are currently in the process of searching for office space in San Diego, California, but, as of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005, we have not yet identified, nor have we entered into any agreements or negotiations, regarding any specific locations. We believe that our relocation will be complete by March 31, 2006, however, there can be no assurance of this.
ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2005.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “BAQG”.

The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from BigCharts.com. The high and low prices reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Period
	High*	Low*
Fiscal year ended 2004
Quarter ended
December 31, 2003**	$--	$--
March 31, 2004**	$--	$--
June 30, 2004**	$--	$--
September 30, 2004	$--	$--

Fiscal year ended 2005
Quarter ended
December 31, 2004**	$--	$--
March 31, 2005**	$--	$--
June 30, 2005**	$--	$--
September 30, 2005	$25.00	$1.00

*	On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date.

**	Our common shares began trading on the OTC Bulletin Board on July, 28, 2005; thus, prior historical price information regarding shares of our common stock is unavailable.

STOCKHOLDERS

As of the fiscal year ended September 30, 2005, there were approximately 313 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fiscal year ended September 30, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of our operations and liquidity should be read in conjunction with our audited financial statements for the years ended September 30, 2005 and 2004 and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our audited financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added an explanatory paragraph in Note 4 of our audited financial statements for the fiscal years ended September 30, 2005 and 2004 raising substantial doubt as to our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our financial statements. We have consistently applied these policies in all material respects. Investors and potential investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition, results of operations and liquidity.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, and make our estimates and assumptions based on actual historical experience which we believe to be reasonable under the circumstances at that time. Actual results may differ materially from our current estimates.

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

OVERVIEW

Benacquista Galleries, Inc. is a development stage Nevada corporation formed on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website. In September, 2005, we added to our available products through the acquisition of an interactive website, www.ynoteduk8.com. This website provides information and materials for purchase related to art and visual education as well as other aspects of education and cognitive science. We also acquired the publication rights to the Farmacist’s Desk Reference, a full-color guide to health and wellness written by our director, Don Tolman. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005, we do not have any retail galleries, but our art and educational products are available for sale on our websites: www.benacquistagalleries.com and www.ynoteduk8.com.

PLAN OF OPERATION

We currently have very limited operations, only two employees (our sole officer and director James Price and our director Don Tolman) and no retail gallery space. We have recently launched our website and an eBay store which features our current, limited art inventory. We have developed a plan of operations that could allow us to sell art through at least one retail gallery location and over the internet.

The primary areas of our business which we intend to develop over the next six to twelve months include:

•	our relationships with several artists for exclusive artwork offerings through Benacquista Galleries;

•	the publication and sale of the FDR;

•	at least one gallery opening in a strategic location;

•	sales of additional educational products created by Don Tolman and related to various educational topics including art education; and

•	A sales and marketing capability sufficient to handle all website inquiries and gallery traffic.

We have identified target locations for potential gallery openings during the next 12 months. These locations are in Maine, Pennsylvania, Virginia, Nevada and Maryland. Initially, we selected locations in shopping malls based on the number of complementary luxury goods stores they contain, however, having found cost and credit terms of such spaces prohibitively expensive, we have now concentrated our efforts on locating stand alone retail spaces in prime tourist or shopping areas, ideally spaces that were formerly or are currently being used as galleries. Although we will seek out space that requires as little improvement as possible, there can be no assurance that such a space will be available to us on terms which we qualify for and would be willing to accept. Our Chief Executive Officer, James Price, has agreed to execute lease guarantees on up to four of the retail spaces which we select, if necessary, for a maximum lease liability of $500,000 per lease.

We have developed and launched a website which displays some of our current art inventory for sale. You can visit our website at www.benacquistagalleries.com. The website contains basic company information as well as displays several art pieces and information on the artists. Our website, as well as the www.ynoteduk8.com website and our eBay store, allow customers to view and purchase our art and education products.

Our acquisition of the www.ynoteduk8.com website and our September 2005 publishing agreement with Don Tolman will allow us to offer a variety of unique educational products over the next 12 months that we believe will significantly enhance our product offerings.

We intend to commence sales of the FDR by March 31, 2006. We anticipate that U.S. domestic sales of the FDR will provide sufficient revenues and profits to allow us to significantly expand our business during the fiscal year 2006.

In February of 2006, we also intend to begin an aggressive expansion plan which will include:

•	an international speaking tour of Don Tolman with multiple public appearances at which the FDR and our other educational products will be available for purchase;

•	television and radio commercials promoting our products;

•	the opening of at least one retail gallery site;

•	the addition of at least 10 educational products to the YNOT EduK8 line;

•	significant expansion of our art inventory and substantial new acquisitions;

•	expansion of the network of distributors for our educational products; and

•	the signing of at least 3 new artists to artist representation agreements.

We believe that the events indicated in this plan should be substantially complete by June 30, 2006. We believe that the total cost for these expansions should be less than approximately $250,000, most of which will be spent on the opening of the retail gallery, which we estimate to cost approximately $100,000, and the television and radio commercials, which we estimate to cost approximately $80,000. We believe that there will be little cost associated with the significant expansion of our inventory because most of such inventory will be held on a consignment basis. We believe that our distribution network and artist representation agreements will not involve any initial costs. We estimate Don Tolman’s international tour to cost approximately $40,000. The 10 additional educational products, which will be written by Don Tolman, should not cost us financially except with respect to initial layout expenses of approximately $2,500 per product or approximately $25,000 in the aggregate, as we intend to print these on demand through a third party vendor based on pre-paid orders.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues

Our revenues increased $76,000, from $30,000 for the fiscal year ended September 30, 2004, to $106,000 for the fiscal year ended September 30, 2005. This increase is attributable to an increase in the number of pieces of art sold in the fiscal year ended September 30, 2005 as compared to the fiscal year ended September 30, 2004.

Advertising and Marketing Expense

Advertising and Marketing expenses were $150,000 for the year ended September 30, 2005, as compared to $0 for the fiscal year ended September 30, 2004. This increase pertains entirely to the acquisition of the www.ynoteduk8.com website content in September 2005.

Advertising and marketing will be critical to the success of our business, as our business model relies heavily on our ability to cause collectors and investors to visit our retail galleries, once established, and our websites www.benacquistagalleries.com and www.ynoteduk8.com. We intend to accomplish this goal through a combination of methods. We intend to hire a full-time sales and marketing director as soon as funding permits, which we estimate to be by March 31, 2006. We believe it will take approximately three months for us to identify and hire such an individual and that we can obtain a suitable candidate for an annual salary of approximately $65,000, without having to offer insurance or other benefits. We anticipate that we will need to support this individual with a marketing budget of approximately $35,000. This budget would be used for travel to and attendance at industry trade shows and for advertisements in trade publications and websites. We believe that this combination of efforts together with the efforts of our Chief Executive Officer, James Price, in approaching colleagues and leaders in the art field will be sufficient to cause collectors and investors to visit our future retail galleries and existing websites., however, investors are cautioned that there can be no assurance that either of the above strategies will achieve our intended goals.

We presently have a limited inventory of 36 pieces of artwork purchased from our Chief Executive Officer, James Price. Although we plan to sell this artwork along with other artwork that we plan to acquire, we have not yet negotiated with any suppliers or artists regarding such other artwork. We plan to acquire new artwork from individual artists and wholesalers and to sell through our internet website and in the retail galleries we intend to open.

We expect sales and marketing expenses to increase sharply to between approximately $25,000 and $50,000 by March of 2006 and up to approximately $350,000 in the next fiscal year, assuming that we receive sufficient funding to commence our marketing plan. We expect that due, in part to an advertising expense of $150,000 for the www.ynoteduk8.com website acquisition, sales and marketing expenses excluding advertising for the fiscal year 2006, will be substantially higher than in the fiscal year ended September 30, 2005, but that advertising expenses should be lower or comparable.

General and Administrative

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses increased $106,609, from $48,458 for the fiscal year ended September 30, 2004 to $155,067 for the fiscal year ended September 30, 2005. The increase is primarily attributable to a $75,000 increase in salary expenses and $6,000 increase in rent during the fiscal year ended September 30, 2005, and for which there were no comparable expenses in the fiscal year ended September 30, 2004. In addition, the fiscal year ended September 30, 2005 includes increased legal and accounting fees mainly attributable to expenses related to the filing of our registration statement on Form SB-2 and increased fees associated with SEC periodic reporting requirements as compared to the fiscal year ended September 30, 2004.

Going forward, we intend to hire additional personnel to staff our physical galleries, once open, and to assist us in the marketing of our online gallery at www.beneacquistagalleries.com. We anticipate hiring such personnel in approximately nine months and would hire no more than a total of nine individuals.

Other Income and Expense

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes was $4,246 for the fiscal year ended September 30, 2005, as compared to $0 for the fiscal year ended September 30, 2004.

Interest expenses increased $3,020, from $40,106 for the fiscal year ended September 30, 2004 to $43,126 for the fiscal year ended September 30, 2005. This increase is attributable to an increase in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the fiscal year ended September 30, 2005 as compared to the fiscal year ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal year ended September 30, 2005 we had $507 of cash on hand.

Our net loss increased $234,113, from $94,564 for the fiscal year ended September 30, 2004 to $328,697 for the fiscal year ended September 30, 2005, and our working capital deficit increased $310,099, from $78,254 for the fiscal year ended September 30, 2004 to $388,353 for the fiscal year ended September 30, 2005.

Net cash used in operating activities increased $111,106, from $18,287 for the fiscal year ended September 30, 2004 to $129,393 for the fiscal year ended September 30, 2005. This increase was primarily the result of a net loss, offset partially by a non-cash charge for the purchase of the web content of YNOT Education, Inc. and changes in working capital. Net cash used in operating activities for the fiscal year ended September 30, 2004 was primarily the result of a net loss and changes in working capital.

Net cash provided by financing activities increased $51,488, from $48,110 for the fiscal year ended September 30, 2004 to $99,598 for the fiscal year ended September 30, 2005. Net cash provided by financing activities for the fiscal year ended September 30, 2005 was primarily attributable to capital contributions and advances in the form of a loan from our Chief Executive Officer and majority shareholder, James Price. Net cash provided by financing activities for the fiscal year ended September 30, 2004 was attributable to a capital contribution by our Chief Executive Officer and majority shareholder, James Price.

As of the fiscal year ended September 30, 2005 our principal commitments consisted of our obligations outstanding for accrued interest and our long term obligations related to a note owed to our Chief Executive Officer and majority shareholder, James Price. We expect no significant capital expenditures or lease commitments during the next fiscal quarter except with respect to the potential lease of office space in San Diego.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this quarterly report on Form 10-QSB for the three months ended December 31, 2005, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in our financial statements. This new standard is effective for annual periods beginning after June 15, 2005. We have not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have a material impact on our financial statements until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. We will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on our financial statements.

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

As of the fiscal year ended September 30, 2005, and as a result of historical operating losses from in prior years, our deficit accumulated during the development stage was $491,411. Lenders generally regard an deficit accumulated during the development stage as a negative factor in assessing creditworthiness, and for this reason, the extent of our deficit accumulated during the development stage coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

To remain competitive in each of our industries and market segments we rely heavily upon what we believe to be our superior marketing and sales abilities and our management’s experience. However, we may not be able to effectively compete in these intensely competitive markets, as some of our competitors have longer operating histories, larger customer bases and greater financial, marketing, service, support, technical and other resources, affording them the ability to undertake more extensive marketing campaigns and adopt more aggressive pricing policies, than we can. Moreover, we believe that competition from new entrants may increase should the markets in our industries expand with time. If we are unable to remain competitive in our industries and market segments, our business, financial condition and results of operations will be negatively affected. See “Business—Competitive Conditions, Competitive Position and Methods of Competition”.

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

We may be subject to complaints from or litigation by consumers, whether or not meritorious, relating to information contained in our FDR or other future health and fitness related books and materials. The FDR contains a clear disclaimer indicating that is not intended to give medical advice or to treat or diagnose any medical condition, however, due to the nature of the material in the FDR there remains the risk that it may be misperceived as offering such advice or misused by ours consumers. Consumer claims could arise at any time and, should they, we may not be successful in defending against them. Any litigation, regardless of the outcome, would entail significant costs and use of management time, which could impair our ability to generate revenue and profit. Moreover, were the FDR, or any of our future health and fitness related books and materials, construed as giving medical advice, we would become subject to an incredibly complex network of federal, state and local regulations and prohibitions that involve substantial civil and criminal penalties. For these reasons or, should we be found liable with regard to a claim arising out of the FDR or any future health and fitness related books and materials, our business, financial condition, and results of operations would be negatively affected. See “Business—Regulatory Environment”.

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

Although, we are a reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “BAQG”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

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

ITEM 7. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2005 and 2004	F-3

Statements of Operations for the Year Ended September 30, 2005 and 2004 and for the Period from January 17, 2003 (Inception) through September 30, 2005	F-4

Statements of Stockholders Deficit for the Period from January 17, 2003 (Inception) through September 30, 2003, and for the Years Ended September 30, 2004 and 2005	F-5

Statements of Cash Flows for the Years Ended September 30, 2005 and 2004 and for the Period from January 17, 2003 (Inception) through September 30, 2005	F-6

Notes to the Financial Statements	F-7

HANSEN , BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Benacquista Galleries, Inc.

We have audited the accompanying balance sheets of Benacquista Galleries, Inc. (a development stage company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2005 and 2004, and for the period from January 17, 2003 (inception) through September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Benacquista Galleries, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004, and for the period from January 17, 2003 (inception) through September 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s lack of operating history raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL P.C.
Salt Lake City, Utah
January 10, 2007

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,	September 30,
	2005	2004
ASSETS
Current Assets
Cash	$507	$30,302
Inventory	841,377	826,127
Accrued interest receivable	4,247
Total Current Assets	846,131	856,429
Total Assets	$846,131	$856,429

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$26,386	$713
Accrued interest payable	114,971	71,843
Due to majority shareholder	81,000	-
Note payable to majority shareholder	1,012,127	862,127
Total Current Liabilities	1,234,484	934,683

Long-Term Liabilities	-	-

Total Liabilities	1,234,484	934,683

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized; 1,100,113 and 1,000,113 shares issued and outstanding respectively	1,100	1,000
Additional paid-in-capital	1,101,958	83,460
Stock subscription receivable	(1,000,000)	-
Deficit accumulated during the development stage	(491,411)	(162,714)
Total Stockholders' Deficit	(388,353)	(78,254)
Total Liabilities and Stockholders' Deficit	$846,131	$856,429

The accompanying notes are an integral part of these financial statements.

Benacquista Galleries, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS)

	For the Year Ended September 30,		January 17, 2003 (Inception) through September 30,
	2005	2004	2005

Revenues	$106,000	$30,000	$136,000

Cost of revenues	90,750	36,000	126,750

Gross profit	15,250	(6,000)	9,250

Operating Expenses
Advertising and marketing expense	150,000		150,000
General and administrative expense	155,067	48,458	239,937

Total Operating Expenses	305,067	48,458	389,937

Loss from Operations	(289,817)	(54,458)	(380,687)

Other Income (Expense):

Interest income	4,246	-	4,246
Interest expense	(43,126)	(40,106)	(114,970)
Total Other Income and Expenses:	(38,880)	(40,106)	(110,724)

Net Loss	$(328,697)	$(94,564)	$(491,411)

Basic and Diluted Loss per Share	$(0.33)	$(0.09)

Weighted average number of shares outstanding	1,008,633	1,000,113

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance January 17, 2003 (inception)	-	$-	$-	$-	$-	$-

Shares issued for cash,
January 2003, $0.001 per share	1,000,113	1,000	9,000	-	-	10,000
Capital contributions	-	-	26,350	-	-	26,350
Net loss for the period	-	-	-	-	(68,150)	(68,150)
Balance - September 30, 2003	1,000,113	1,000	35,350	-	(68,150)	(31,800)

Capital contributions	-	-	48,110	-	-	48,110
Net loss for the period	-	-	-	-	(94,564)	(94,564)
Balance - September 30, 2004	1,000,113	1,000	83,460	-	(162,714)	(78,254)

Shares issued and underlying warrants issued for
Notes Receivable	100,000	100	999,900	(1,000,000)	-	-
Capital contributions	-	-	18,598	-	-	18,598
Net loss for the period	-	-	-	-	(328,697)	(328,697)
Balance - September 30, 2005	1,100,113	$1,100	$1,101,958	$(1,000,000)	$(491,411)	$(388,353)

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASHFLOWS

	For the Year Ended		January 17, 2003 (Inception) through
	September 30,		September 30,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss	$(328,697)	$(94,564)	$(491,411)
Adjustments to reconcile net loss to
Net Cash From Operating Activities:
Advertising expense - web content purchase	150,000	-	150,000
Changes in operating assets and liabilities
Inventory	(15,250)	36,000	20,750
Accrued interest receivable	(4,247)	-	(4,247)
Accounts payable	25,673	172	26,386
Accrued interest	43,128	40,105	114,971
Net Cash From Operating Activities	(129,393)	(18,287)	(183,551)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Capital contribution from majority shareholders	18,598	48,110	93,058
Advances from majority shareholder	81,000	-	81,000
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	99,598	48,110	184,058

Net Change in Cash	(29,795)	29,823	507
Cash at Beginning of Period	30,302	479	-
Cash at End of Period	$507	$30,302	$507

Non-Cash Financing Activities
Acquisition of inventory by issuance of note payable to majority shareholder	$-	$-	$862,127
Shares underlying warrants issued for notes receivable	$1,000,000		$1,000,000
Acquistion of web content by issuance of note payable to majority shareholder	$150,000	$-	$150,000

The accompanying notes are an integral part of these financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference”. The Company has limited revenues to date. The Company’s fiscal year end is September 30. The controlling shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 81.5% of the outstanding common stock of the Company as of September 30, 2005.

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

Cash — Cash consists of a deposit with a bank.

Inventory— Inventory is stated at the lower of cost or market.

Advertising expense— Advertising costs are expensed as incurred. Advertising expense for the year ended September 30, 2005 was $150,000.

Net Income Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of December 31, 2005, there are no potentially dilutive securities outstanding. As of December 31, 2004, there was an outstanding warrant to purchase up to 100,000 shares of common stock that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company’s financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have a material impact on the Company’s financial statements until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 is not expected to have a material impact on the Company’s financial statements.

NOTE 3 - RESTATEMENT

Certain adjustments were made at and for the year ended September 30, 2005 and as such, the financial statements have been restated to reflect said adjustments as described in the following paragraphs.

Salary expense for the services provided by our sole Officer James Price has been recorded in the amount of $75,000 for the year ended September 30, 2005. In addition, Mr. Price leases office facilities at his home under a month to month agreement for rent of $500 per month totaling $6,000 for the year ended September 30, 2005. The restatement was included in “General and administrative expenses” in the accompanying Statement of Operations for the year ended September 30, 2005. The liability in the amount of $81,000 was recorded as “Due to majority shareholder” in the accompanying balance sheet as of September 30, 2005.

In addition, the Company recorded the correction of the issuance of 100,000 shares of common stock related to the exercise of warrants at a price of $10.00 per share in exchange for certain notes in the aggregate principal amount of $1,000,000 which bear interest at 5% and are due January 2008 with no interim principal or interest payments required. The Company recorded the issuance of the stock, the receipt of the notes and the related interest income which took place in the fourth quarter of 2005. The transaction had previously been recorded in the March 31, 2006 10-QSB.

The effects of the restatement items described above for September 30, 2005 and for the year then ended are shown on the following table:

	As Originally	Effect of
	Reported	Restatement	As Restated
Balance Sheet
Accrued interest receivable	$-	$4,247	$4,247
Total Assets	841,884	4,247	846,131
Due to shareholder	-	81,000	81,000
Total Current Liabilities	1,153,484	81,000	1,234,484
Total Liabilities	1,153,484	81,000	1,234,484
Common Stock	1,000	100	1,100
Additional Paid in Capital	102,058	999,900	1,101,958
Stock subscription receivable	-	(1,000,000)	(1,000,000)
Deficit accumulated during the development stage	(414,657)	(76,754)	(491,411)
Total Shareholder's Deficit	(311,599)	(76,754)	(388,353)
Total Liabilities and Shareholder's Deficit	$841,884	$4,247	$846,131

Statement of Operations
General and administrative expenses	$74,067	$81,000	$155,067
Total operating expenses	224,067	81,000	305,067
Loss from operations	(208,817)	(81,000)	(289,817)
Interest income	-	4,246	4,246
Net Loss	$(251,943)	$(76,754)	$(328,697)
Basic and diluted loss per share	$(0.25)	$-	$(0.33)
Weighted average shares outstanding -
Basic and diluted	1,000,000	8,633	1,008,633

NOTE 4 - GOING CONCERN

Business Condition— The Company has a limited operating history. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended September 30, 2005, the Company incurred a net loss of $328,697 and it had negative cash flows from operations of $129,393. In addition, the Company had a deficit accumulated in the development stage of $491,411 as of September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 6 - STOCKHOLDERS’ EQUITY AND WARRANTS

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

Common Stock— In January 2003, the Company issued 1,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.01 per share.

Additional Paid-in Capital— The majority shareholder made $18,598 cash contributions for the twelve months ended September 30, 2005 and a total of $93,058 for the period January 17, 2003 (date of inception) through September 30, 2005.

Warrant— In January 2003, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $10 per share expiring January 31, 2006 to XCL Partners, an unaffiliated company. XCL Partners subsequently transferred their interest in the warrant to three other unaffiliated parties in accordance with the terms of the warrant. A warrant to purchase 20,000 shares was transferred to OTC Services. Warrants to purchase 40,000 shares each were granted to Monarch Consulting and Emerald Resource Group, respectively. During the fourth quarter of 2005, the three warrant holders exercised their rights under the warrant and purchased 100,000 shares of common stock at $10 per share by entering into three separate note receivable agreements to pay the Company an aggregate of $1,000,000.

The following summarizes the outstanding warrant at September 30, 2003, September 30, 2004 and September 30, 2005:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Fixed Warrants	Warrants	Price	Life

Outstanding at January 17, 2003	-	$-
Issuances January 31, 2003	100,000	10.00
Outstanding at September 30, 2003	100,000	$10.00	2.43 years

Issuances	-	-
Outstanding at September 30, 2004	100,000	$10.00	1.34 years

Issuances	-	-
Exercise	(100,000)	$10.00
Outstanding at September 30, 2005	-	$-

Stock Subscription Receivable— The Company received notes in exchange for the shares issued pursuant to the exercise of outstanding warrants as discussed above. The notes bear interest at 5% and are due January 2008 with no interim principal or interest payments required. As the notes are the result of issuing common stock, the $1,000,000, less amounts received, is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheet as of September 30, 2005.

Stock subscription receivable as of September 30, 2005 and 2004 is comprised of the following notes receivable:

	September 30,	September 30,
	2005	2004
OTC Services	$200,000	$-
Monarch Consulting	400,000	-
Emerald Resources	400,000	-
	$1,000,000	$-

NOTE 7 - RELATED PARTY TRANSACTIONS

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

In September 2005, the Company issued an unsecured, demand note payable to YNOT Education, Inc. (“YNOT”) in the amount of $150,000 (See Note 8). The note bears interest at 5% per annum and is payable on demand with no periodic payments required. The Company’s major shareholder is a director of YNOT. Upon YNOT’s receipt of the note, YNOT immediately assigned the Note to the Company’s majority shareholder.

The Company also entered into a royalty agreement in September, 2005 with Don Tolman, a director of the Company as more fully described in Note 8.

The major shareholder rents certain office space to the Company at a rate of $500 per month on a month to month basis. Total rent under this agreement was $6,000 for the year ended September 30, 2005.

NOTE 8 - WEB SITE CONTENT PURCHASE AND LICENSE AGREEEMENT

In September 2005, the company acquired the website content for www.ynoteduk8.com from YNOT Education, Inc. (“YNOT”) in exchange for the issuance to YNOT of an unsecured demand note payable in the amount of $150,000 bearing interest at the rate of 5.0% per annum. The note was immediately assigned by YNOT to the Company’s major shareholder, who is also a director of YNOT. The website content has been accounted for under the caption of Sales and Marketing expense in the accompanying statement of operations as of September 30, 2005 as the purpose of the purchase of the website content was for advertising of licensed products from Don Tolman, the president and sole shareholder of YNOT.

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, a director of the Company and the shareholder and president of YNOT for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT. The license agreement calls for the payment of royalties of $1 per book sold and 5% of all proceeds collected. The license is for a two year term which expires September 28, 2007 which will automatically extend for an additional two year term if royalties of $250,000 are achieved during the initial term. There are no guaranteed minimum royalties, but Mr. Tolman will have the right to cancel the Royalty Agreement after the initial two year term if sales are not sufficient to generate $250,000 in royalties.

NOTE 9 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2005 and September 30, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $491,411 and $162,714, respectively, which, if unused, will begin to expire in 2023.

The net deferred tax asset consists of the following at September 30, 2005 and September 30, 2004:

	For the Year Ended
	September 30,
	2005	2004
Deferred tax asset - operating loss carryforwards	$167,080	$55,323
Valuation allowance	(167,080)	(55,323)
Total Deferred Income Tax Asset	$-	$-

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

	For the Year Ended
	September 30,
	2005	2004
Tax at federal statutory rate (34%)	$(111,757)	$(32,152)
Change in valuation allowance	111,757	32,152
Provision for Income Taxes	$-	$-

NOTE 10 - BUSINESS SEGMENTS

Information related to Benacquista Galleries, Inc.’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies it reportable business segments based on differences in products and services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The products and services of each business segment are further described in Note 1. The Company has identified the following business segments:

Publishing— Consists of published products to be sold under a royalty agreement with YNOT Education, Inc. This segment began in September, 2005.

Fine Art— Fine art sales are made from the Company’s inventory.

The following presents certain segment information as of and for the year ended September 30, 2005 and 2004:

	Year ended September 30, 2005			Year ended September 30, 2004
	Art Sales	Publishing	Total	Art Sales	Publishing	Total
Revenues	$106,000	$-	$106,000	$30,000	$-	$30,000
Cost of sales	90,750	-	90,750	36,000	-	36,000
Gross profit	15,250	-	15,250	(6,000)	-	(6,000)
Operating expenses	155,067	150,000	305,067	48,458	-	48,458
Operating loss	(139,817)	(150,000)	(289,817)	(54,458)	-	(54,458)
Other income (expense)	(40,983)	2,103	(38,880)	(40,106)	-	(40,106)
Segment loss	$(180,800)	$(147,897)	$(328,697)	$(94,564)	$-	$(94,564)

Segment assets	$844,008	$2,123	$846,131	$856,429	$-	$856,429

NOTE 11 - CONCENTRATIONS

In fiscal 2005, all the company’s sales were to a single customer in the United States. In fiscal 2004, all the company’s sales were to a different, single customer in the United States. The country is determined by the address the product is shipped to.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There were no reportable events under this Item 8 during the fiscal year ended September 30, 2005.

ITEM 8A. CONTROLS AND PROCEDURES.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, James Price, as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods.

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

ITEM 8B. OTHER INFORMATION.

There were no reportable events under this Item 8B during the fiscal quarter ended September 30, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended September 30, 2005:

Name	Age	Position	Since

James Price	41	Chief Executive Officer, Principal Financial Officer, President, Director	2003

Don Tolman	55	Director	2005

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

FAMILY RELATIONSHIPS

There are no family relationships, by blood or marriage, between any of our directors or executive officers.

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

CODE OF ETHICS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005, we have not yet adopted a written code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, currently in the process of drafting such a code of ethics and, upon adoption, it will be made available on our website at www.benacquistagalleries.com. We will also provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Benacquista Galleries Inc., 6870 La Valle Plateada Rancho Santa Fe, California 92067.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities and to furnish us with copies of all Section 16(a) forms they filed.

Based on a review of copies of the Section 16(a) forms which we have received, and on written representations from certain reporting persons, we believe that all outstanding obligations by reporting persons have been met with the exception of James Price, who intends to meet such requirements by January 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last three completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last three completed fiscal years

						Long Term Compensation Awards
	Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
James Price	2005	$75,000	(1)	$-	$-	$-	-	$-	$-
President and Chief Executive Officer	2004	$-		$-	$-	$-	-	$-	$-
	2003	$-		$-	$-	$-	-	$-	$-

(1)
A salary expense for services provided by our Chief Executive Officer, James Price, has been recorded in our General and Administrative expenses for the fiscal year ended September 30, 2005, however, since our inception, Mr. Price has not drawn any salary or benefits.

INFORMATION CONCERNING STOCK OPTIONS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005, we have not adopted a stock option incentive plan and, since inception have not granted stock options/SARs to our executive officer.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
James Price	-	-	-	-

The following table sets forth the number of stock options/SARs held by the executive officer named in the Summary Compensation Table for the fiscal year ended September 30, 2005 and the value of unexercised “in-the-money” stock options/SARs held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any stock options/SARs during the fiscal year 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options/SARs at Fiscal Year End	Value of Unexercised “In-the-Money” Options/ SARs at Fiscal Year End
James Price	-	-	-	-

LONG TERM INCENTIVE PLAN AWARDS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005, we have no long-term incentive plans in place and therefor no awards were made to the executive officer named in the Summary Compensation Table during the most recently completed fiscal year under any long-term incentive plan.

DIRECTOR COMPENSATION

Pursuant to authority granted under our Article III, Section 10 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended September 30, 2005 our directors James Price and Don Tolman were not compensated.

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006, we have no employment agreements in place with any of our executive officers, directors or other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2005. The information in these tables provides ownership information for:

•	each person known by us to be the beneficial owner of more than a 5% of our common stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 1,100,113 shares of common stock currently outstanding (reflects a one-for-ten reverse stock-split of our common stock that occurred on January 8, 2007) and no additional shares potentially acquired within sixty days. The address of each person listed is care of Benacquista Galleries Inc., 6870 La Valle Plateada Rancho Santa Fe, California 92067.

Name	Amount and Nature of Ownership	Percent of Class*

James Price (1)	896,910	81.53%

Don Tolman (2)	-	-%

All officers and directors as a group (2 persons)	896,910	83.55%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

OFFICE LEASE RENT

During the fiscal year ended September 30, 2005, we leased certain office space from our Chief Executive Officer, James Price, on a month-to-month basis at a rate of $500 per month, with no formal lease agreement in place. The aggregate of accrued rent for the fiscal year ended September 30, 2005 was $6,000. Although we believe that the monthly rate of rent accrued is as fair as that which could have been obtained in an arms length transaction with unaffiliated third parties, the fact that this office space has been leased from one of our executive officers gives rise to the potential that the terms of the lease may have been less favorable to us than would otherwise have been the case

LOANS

From our inception we have obtained aggregate loan advances in an amount totaling $93,058 from our Chief Executive Officer, James Price, including $18,598 in cash contributions for the year ended September 30, 2005.

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

ITEM 13. EXHIBITS.
No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003.

3(ii)	By-laws of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003.

10.1	Asset Acquisition Agreement between Benacquista Galleries Inc. and YNOT Education, Inc., dated September 29, 2005, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2005.

10.2	Royalty Agreement between Benacquista Galleries Inc. and Don Tolman, dated September 29, 2005, incorporated by reference to Exhibit 10.2 on Form 8-K filed September 30, 2005.

31.1	Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 18, 2007. FILED HEREWITH

31.2	Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated May 18, 2007. FILED HEREWITH

32.1
Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated May 18, 2007. FILED HEREWITH.

32.2
Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated May 18, 2007. FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2005	2004
Audit fees	$10,826	$6,304
Audit-related fees	12,051	11,443
Tax fees	147	158
All other fees	-	-
Total	$23,024	$17,905

All audit fees are approved by our board of directors. Hansen, Barnett & Maxwell, P.C. (“HB&M”) does not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by HB&M during the fiscal years ended September 30, 2005 and 2004, for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by HB&M in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $10,826 and $ 6,304, respectively.

Audit-Related Fees

Audit-related fees billed by HB&M during the fiscal years ended September 30, 2005 and 2004, were primarily for assurance and related services rendered in relation to our registration statements and totaled approximately $12,051 and $11,443, respectively.

Tax Fees

Tax fees billed by HB&M during the fiscal years ended September 30, 2005 and 2004, for tax compliance, tax advice, and tax planning services, specifically including the preparation of our tax returns and guidance on tax accruals totaled approximately $147 and $158, respectively.

All Other Fees

There were no fees billed by HB&M during the years ended September 30, 2005 and 2004 for any other services rendered other than the amounts set forth above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2007
BENACQUISTA GALLERIES, INC.

By:	/s/ James Price
James Price
Chief Executive Officer & Chief Financial Officer