Form 10QSB/A
period 2005-12-31
BENACQUISTA GALLERIES INC
filed 2007-05-18
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-51107

Benacquista Galleries, Inc.
(Exact name of small business issuer as specified in its charter)

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
 Yes [  ]  No [X]

As of February 12, 2006 the registrant had outstanding 1,100,113 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	December 31,	September 30,
	2005	2005
ASSETS
Current Assets
Cash	$2,479	$507
Deposit on books	65,000	-
Inventory	881,702	841,377
Accrued interest receivable	16,849	4,247
Total Current Assets	966,030	846,131
Total Assets	$966,030	$846,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$26,069	$26,386
Accrued interest payable	127,987	114,971
Unearned income	65,000	-
Due to majority shareholder	154,035	81,000
Note payable to majority shareholder	1,012,127	1,012,127
Total Current Liabilities	1,385,218	1,234,484

Long-Term Liabilities	-	-

Total Liabilities	1,385,218	1,234,484

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares
authorized; 1,100,113 and 1,000,113 shares
issued and outstanding respectively	1,100	1,100
Additional paid-in-capital	1,105,008	1,101,958
Stock subscription receivable	(1,000,000)	(1,000,000)
Deficit accumulated during the development stage	(525,296)	(491,411)
Total Stockholders' Deficit	(419,188)	(388,353)
Total Liabilities and Stockholders' Deficit	$966,030	$846,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,		January 17, 2003 (Inception) through December 31,
	2005	2004	2005

Revenues	$-	$-	$136,000

Cost of revenues	-	-	126,750

Gross profit	-	-	9,250

Operating Expenses
Advertising and marketing expense	8,963	-	158,963
General and administrative expense	24,508	30,043	264,445

Total Operating Expenses	33,471	30,043	423,408

Loss from Operations	(33,471)	(30,043)	(414,158)

Other Income (Expense)

Interest income	12,603	-	16,849
Interest expense	(13,017)	(10,777)	(127,987)
Total Other Income (Expense)	(414)	(10,777)	(111,138)

Net Loss	$(33,885)	$(40,820)	$(525,296)

Basic and Diluted Loss per Share	$(0.03)	$(0.04)

Weighted average number of shares outstanding	1,100,113	1,000,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

	For the Three Months Ended December 31,		January 17, 2003 (Inception) through December 31,
	2005	2004	2005
Cash Flows From Operating Activities
Net Loss	$(33,885)	$(40,820)	$(525,296)
Adjustments to reconcile net loss to
Net Cash From Operating Activities:
Advertising expense - web content purchase			150,000
Changes in operating assets and liabilities
Deposits on books	(65,000)	-	(65,000)
Inventory	(40,325)	-	(19,575)
Accrued interest receivable	(12,602)	-	(16,849)
Accounts payable	(317)	(713)	26,069
Accrued interest payable	13,016	10,777	127,987
Unearned income	65,000	-	65,000
Net Cash From Operating Activities	(74,113)	(30,756)	(257,664)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Capital contribution from majority shareholders	3,050	-	96,108
Advances from majority shareholder	73,035	20,250	154,035
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	76,085	20,250	260,143

Net Change in Cash	1,972	(10,506)	2,479
Cash at Beginning of Period	507	30,302	-
Cash at End of Period	$2,479	$19,796	$2,479

Non-Cash Financing Activities
Acquisition of inventory by issuance of note payable to majority shareholder	$-	$-	862,127
Shares underlying warrants issued for notes receivable	$-	$-	$1,000,000
Acquistion of web content by issuance of note payable to majority shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005. YNOT Eduk8, Inc. has no business activity since inception to December 31, 2005. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 81.5% of the outstanding common stock of the Company as of December 31, 2005.

Interim Financial Information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of normal recurring nature. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2005 filed with form 10-KSB/A.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary, YNOT Eduk8, Inc. since its inception on October 10, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

Cash— Cash consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of December 31, 2005 and September 30, 2005.

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

Advertising Expense— Advertising costs are expensed as incurred. Advertising expense for the three months ended December 31, 2005 and 2004 was $8,963 and $0, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted— Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of December 31, 2004, there was an outstanding warrant to purchase up to 100,000 common shares that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive due to losses of the Company. The warrant was exercised in the fiscal year ended September 30, 2005 and, as such there are no potentially dilutive securities as of December 31, 2005.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

NOTE 3 - RESTATEMENT

Certain adjustments were made at December 31, 2005 and as such, the financial statements have been restated to reflect said adjustments as described in the following paragraphs.

Salary expense for the services provided by our sole Officer James Price has been recorded in the amount of $18,750 for the three months ended December 31, 2005. In addition, Mr. Price leases office facilities at his home under a month to month agreement for rent of $500 per month totaling $1,500 for the three months ended December 31, 2005. The restatement was included in “General and administrative expenses” in the accompanying Statements of Operations for the three months ended December 31, 2005 and 2004 with the related liability recorded as “Due to majority shareholder” in the balance sheets for the respective periods.

In addition, the Company recorded the correction of the fiscal 2005 issuance of 100,000 shares of common stock related to the exercise of warrants at a price of $10.00 per share in exchange for certain notes in the aggregate principal amount of $1,000,000 which bear interest at 5% and are due January 2008 with no interim principal or interest payments required. The Company recorded the issuance of the stock, the receipt of the notes and the related interest income. The transaction had previously been recorded in the March 31, 2006 10-QSB.

The effects of the restatement items described above for December 31, 2005 and for the three months then ended are shown on the following table:

	As Originally	Effect of
	Reported	Restatement	As Restated
Balance Sheet
Accrued interest receivable	$-	$16,849	$16,849
Total Assets	949,181	16,849	966,030
Accrued interest payable	127,965	22	127,987
Due to shareholder	-	154,035	154,035
Note payable to majority shareholder	1,064,912	(52,785)	1,012,127
Total Current Liabilities	1,283,946	101,272	1,385,218
Total Liabilities	1,283,946	101,272	1,385,218
Common Stock	1,000	100	1,100
Additional Paid in Capital	105,108	999,900	1,105,008
Stock subscription receivable	-	(1,000,000)	(1,000,000)
Deficit accumulated during the development stage	(440,873)	(84,423)	(525,296)
Total Shareholder's Deficit	(334,765)	(84,423)	(419,188)
Total Liabilities and Shareholder's Deficit	$949,181	$16,849	$966,030

Statement of Operations
General and administrative expenses	$4,258	$20,250	$24,508
Total operating expenses	13,221	20,250	33,471
Loss from operations	(13,221)	(20,250)	(33,471)
Interest expense	(12,995)	(22)	(13,017)
Interest income	-	12,603	12,603
Net Loss	$(26,216)	$(7,669)	$(33,885)
Basic and diluted loss per share	$(0.03)		$(0.03)
Weighted average shares outstanding - Basic and diluted	1,000,000		1,100,113

NOTE 4 - GOING CONCERN

Business Condition— The Company is a new company with limited operating history. It has not yet been able to fully execute its business plan. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the three months ended December 31, 2005, the Company incurred a net loss of $33,885 and it had negative cash flows from operations of $74,113. In addition, the Company had a deficit accumulated in the development stage of $525,296 as of December 31, 2005. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its interim website and publication and wholesale sales of the “Farmacist Desk Reference”. The Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Composition— Art inventory as of December 31, 2005 and September 30, 2005 is composed of 65 and 36 pieces of art, respectively, consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 6 - UNEARNED REVENUE

An order was placed in December to have 5,000 Farmacist Desk References printed for $25.90 per book; shipment is expected in February 2006. A deposit of $65,000 was paid to the printer with the balance due upon shipment. A deposit received of $65,000 is reflected as “Unearned Income”. Royalty payments of $1.00 per book for each book sold will be due monthly to the author once sale orders have been filled. Inventory, income and expense will be reflected upon shipment.

NOTE 7 - STOCKHOLDERS’ EQUITY AND WARRANTS

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

Stock Subscription Receivable— In January 2003, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $10 per share expiring January 31, 2006 to XCL Partners, an unaffiliated company. XCL Partners subsequently transferred their interest in the warrant to three other unaffiliated parties in accordance with the terms of the warrant. A warrant to purchase 20,000 shares was transferred to OTC Services. Warrants to purchase 40,000 shares each were granted to Monarch Consulting and Emerald Resource Group, respectively. During the fourth quarter of 2005, the three warrant holders exercised their rights under the warrant and purchased 100,000 shares of common stock at $10 per share by entering into three separate note receivable agreements to pay the Company an aggregate of $1,000,000.The notes bear interest at 5% and are due January 2008 with no interim principal or interest payments required. As the notes are the result of issuing common stock, the $1,000,000, less amounts received, is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheets as of December 31 and September 30, 2005.

Stock subscription receivable as of December 31 and September 30, 2005, respectively, is comprised of the following notes receivable:

	December 31,	September 30,
	2005	2005
OTC Services	$200,000	$200,000
Monarch Consulting	400,000	400,000
Emerald Resources	400,000	400,000
	$1,000,000	$1,000,000

NOTE 8 - RELATED PARTY TRANSACTIONS

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

In September 2005, the Company issued an unsecured, demand note payable to YNOT Education, Inc. (“YNOT”) in the amount of $150,000 for the purchase of website content. The note bears interest at 5% per annum and is payable on demand with no periodic payments required. The Company’s major shareholder is a director of YNOT. Upon YNOT’s receipt of the note, YNOT immediately assigned the Note to the Company’s major shareholder.

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, a director of the Company and the shareholder and president of YNOT for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT. The license agreement calls for the payment of royalties of $1 per book sold and 5% of all proceeds collected for the FDR and 5% of all proceeds collected for other YNOT works. The license is for a two year term which expires September 28, 2007 which will automatically extend for an additional two year term if royalties of $250,000 are achieved during the initial term. There are no guaranteed minimum royalties, but YNOT will have the right to cancel the Royalty Agreement after the initial two year term if sales are not sufficient to generate $250,000 in royalties. No royalties have been paid during the three months ended December 31, 2005.

During the quarter ending December 31, 2005 the majority shareholder loaned the company cash of $52,784 to acquire additional artwork at a cost of $40,325 and $12,459 for operating expenses.

NOTE 9 - BUSINESS SEGMENTS

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

The following presents certain segment information as of and for the three months ended December 31, 2005 and 2004:

	Three months ended December 31, 2005			Three months ended December 31, 2004
	Fine Art	Publishing	Total	Fine Art	Publishing	Total
Operating expenses	$12,956	$20,515	$33,471	$30,043	$-	$30,043
Operating loss	(12,956)	(20,515)	(33,471)	(30,043)	-	(30,043)
Other income (expense)	(4,825)	4,411	(414)	(10,777)	-	(10,777)
Segment loss	$(17,781)	$(16,104)	$(33,885)	$(40,820)	$-	$(40,820)

Segment assets	$891,366	$74,664	$966,030	$845,923	$-	$845,923

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB/A, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB/A and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) competition in our business segments; (v) market and other trends affecting our future financial condition or results of operations; (vi) our growth strategy and operating strategy; and (vii) the declaration and/or payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including without limitation the “Risk Factors” contained in our annual report on Form 10-KSB/A for the fiscal year ended September 30, 2005. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB/A after the date of this report.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended December 31, 2005, the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB/A, and our audited financial statements and the notes thereto and “Management’s Discussion and Analysis or Plan of Operation” contained in our annual report on Form 10-KSB/A for the fiscal years ended September 30, 2005 and 2004. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added raised substantial doubt about our ability to continue as a going concern in their opinion on our audited financial statements for the fiscal years ended September 30, 2005 and 2004.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our condensed consolidated financial statements. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition, results of operations and liquidity.

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

OVERVIEW

We are a development stage company, formed under the laws of the State of Nevada, on January 17, 2003, for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website.

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

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares are stated on a post-consolidated basis. Per share amounts have also been restated for the share consolidation.

We currently have very limited operations, only two part-time employees (our sole officer and director James Price and our director Don Tolman), and no retail gallery space. We have recently launched our website and an eBay® store which features our current, limited art inventory. We have developed a plan of operations that could allow us to sell art through at least one retail gallery location and over the internet.

PLAN OF OPERATION

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 2005 AND 2004

Revenues

We had no revenues for the three months ended December 31, 2005 or 2004.

Advertising and Marketing Expenses

Advertising and marketing expenses were $8,963 for the three months ended December 31, 2005, as compared to $0 for the three months ended December 31, 2004. This increase id directly attributable to web-based and non-web-based advertising related expenses.

General and Administrative Expenses

General and Administrative expenses decreased $5,535, from $30,043 for the three months ended December 31, 2004 to $24,508 for the three months ended December 31, 2005. This decrease is attributable to decreases in professional services expenses related to our public filings.

Other Income and Expense

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes was $12,603 for the three months ended December 31, 2005, as compared to $0 for the three months ended December 31, 2004. Interest expenses increased $2,240, from $10,777 for the three months ended December 31, 2004 to $13,017 for the three months ended December 31, 2005. This increase is attributable to an increase in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of the three months ended December 31, 2005 we had $2,479 of cash on hand.

Net cash used in operating activities increased $43,357, from $30,756 for the three months ended December 31, 2004 to $74,113 for the three months ended December 31, 2005. This increase in net cash used in operating activities for the three months ended December 31, 2005 was primarily the result of a net loss and an increase in accrued interest receivable, offset by the purchase of inventory and an increase in accrued interest payable. Net cash used in operating activities for the three months ended December 31, 2004 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities increased $55,835, from $20,250 for the three months ended December 31, 2004 to $76,085 for the three months ended December 31, 2005. Net cash provided by financing activities for the three months ended December 31, 2005 was attributable to a capital contribution and advances from our Chief Executive Officer and majority shareholder, James Price. Net cash provided by financing activities for the three months ended December 31, 2004 was attributable solely to advances from James Price.

As of the three months ended December 31, 2005, our principal commitments consisted of our obligations outstanding under accounts payable, accrued interest and a note payable to our Chief Executive Officer and majority shareholder, James Price. We have no material commitments for capital expenditures. We expect no significant capital expenditures or lease commitments during the next fiscal quarter. Once the FDR printing order is complete and we are billed, we will owe approximately $64,500.

There remains outstanding principal balances of $1,000,000 on certain Notes issued during the period of August 17, 2005 through September 7, 2005. There were no payments made under the Notes during the three months ended December 31, 2005, and there can be no assurance that we will receive the outstanding principal balance and any interest accrued thereon, on or before the January 31, 2008 due date of the Notes.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 155 is permitted as of the beginning of an entity’s fiscal year; provided, however, that the entity has not yet issued any financial statements for that fiscal year. Adoption of SFAS No. 155 is not expected to have a material impact on our condensed consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

There were no reportable events under this Item 1 during the quarterly period ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended December 31, 2005.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2005.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended December 31, 2005.

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