Form 10QSB/A
period 2006-03-31
BENACQUISTA GALLERIES INC
filed 2007-05-18
CIK 1222792

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
Yes [  ]   No [X]

As of May 15, 2006 the registrant had outstanding 1,100,113 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check One): Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$40,457	$507
Accounts receivable	20,150	-
Inventory	906,131	841,377
Accrued interest receivable	12,720	4,247
Total Current Assets	979,458	846,131
Total Assets	$979,458	$846,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$88,585	$26,386
Accrued interest payable	40,205	114,971
Unearned income	465	-
Due to majority shareholder	239,285	81,000
Note payable to majority shareholder	1,012,127	1,012,127
Total Current Liabilities	1,380,667	1,234,484

Long-Term Liabilities	-	-

Total Liabilities	1,380,667	1,234,484

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized; 1,100,113 and 1,000,113 shares issued and outstanding respectively	1,100	1,100
Additional paid-in-capital	1,105,008	1,101,958
Stock subscription receivable	(798,241)	(1,000,000)
Deficit accumulated during the development stage	(709,076)	(491,411)
Total Stockholders' Deficit	(401,209)	(388,353)
Total Liabilities and Stockholders' Deficit	$979,458	$846,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		January 17, 2003 (Inception) through March 31,
	2006	2005	2006	2005	2006

Revenues	$54,755	$-	$54,755	$-	$190,755

Cost of goods sold	154,981	-	154,981	-	281,731

Gross margin	(100,226)	-	(100,226)	-	(90,976)

Operating expenses

Sales and marketing expense	38,652		47,614		197,614
General and administrative expense	44,246	44,324	68,755	74,367	308,692

Total operating expenses	82,898	44,324	116,369	74,367	506,306

Loss from operations	(183,124)	(44,324)	(216,595)	(74,367)	(597,282)

Other income (expense)

Interest income	11,561	-	24,164	-	28,410
Interest expense	(12,217)	(10,776)	(25,234)	(21,553)	(140,204)

Total other income (expense)	(656)	(10,776)	(1,070)	(21,553)	(111,794)

Net loss	$(183,780)	$(55,100)	$(217,665)	$(95,920)	$(709,076)

Basic and Diluted Loss per Share	$(0.17)	$(0.06)	$(0.20)	$(0.10)

Weighted average number of shares outstanding	1,100,113	1,000,113	1,100,113	1,000,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

	For the Six Months Ended March 31,		January 17, 2003 (Inception) through March 31,
	2006	2005	2006
Cash Flows From Operating Activities
Net Loss	$(217,665)	$(95,920)	$(709,076)
Adjustments to reconcile net loss to
Net Cash From Operating Activities:
Advertising expense - web content purchase			150,000
Changes in operating assets and liabilities
Accounts receivable	(20,150)	-	(20,150)
Inventory	(64,754)	-	(44,004)
Accrued interest receivable	(8,473)	-	(12,720)
Accounts payable	62,199	(713)	88,585
Accrued interest payable	(74,766)	21,553	40,205
Unearned income	465	-	465
Net Cash From Operating Activities	(323,144)	(75,080)	(506,695)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	201,759		201,759
Advances from majority shareholder	158,285	41,000	239,285
Capital contribution from majority shareholders	3,050	3,778	96,108
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	363,094	44,778	547,152

Net Change in Cash	39,950	(30,302)	40,457
Cash at Beginning of Period	507	30,302	-
Cash at End of Period	$40,457	$-	$40,457

Cash paid for interest	$100,000	$-	$100,000
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing Activities
Acquisition of inventory by issuance of Note Payable to Majority Shareholder	$-	$-	862,127
Shares underlying warrants issued in exchange for Notes Receivable	$-	$-	$1,000,000
Acquistion of web content by issuance of Note to Majority Shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005. YNOT Eduk8, Inc. has no business activity since inception to March 31, 2006. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). The controlling shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 81.5% of the outstanding common stock of the Company as of March 31, 2006.

Interim Financial Information — The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Year-to-date results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as of September 30, 2005 filed with form 10-KSB/A.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary, YNOT Eduk8, Inc. since its inception on October 10, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

Cash - Cash consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of March 31, 2006 and September 30, 2005.

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

Advertising Expense— Advertising costs are expensed as incurred. Advertising expense for the six months ended March 31, 2006 and 2005 was $47,614 and $0, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted— Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of March 31, 2006 there were no potentially dilutive securities outstanding. As of March 31, 2005 potentially dilutive securities included 100,000 shares of Company common stock issuable upon exercise of an outstanding warrant that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive due to losses of the Company.

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

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company’s financial statements.

NOTE 3 - RESTATEMENT

Certain adjustments were made at March 31, 2006 and for the six months then ended and as such, the financial statements have been restated to reflect said adjustments described in the following paragraphs.

Revenue and accounts receivable have been reduced by $367,520 due to management’s assessment that the revenue previously recognized for the sales of the FDR to XPANSION 2 XTREME did not meet the Company’s revenue recognition criteria due to collectibility of the receivable not being reasonably assured. The Company has recognized revenues to the extent of cash received.

Accrued interest receivable and the related interest income and amounts applied to principal have been adjusted to reflect the timing of the exercise of the warrants during the fourth quarter of 2005 as described in Note 7 below. The exercise had previously been reported as having occurred in the three month period ended March 31, 2006.

The balance sheet account Due to Majority Shareholder increased $121,500 due to cumulative adjustments for salary and rent of $81,000 for the twelve months ended September 30, 2005 and $40,500 for the six months ended March 31, 2006. This account reflects salary of $75,000 per annum and the rent of $6,000 per annum owed to our sole officer James Price.

The Company recorded salary expense for the services provided by our sole officer James Price at the rate of $6,250 per month totaling $37,500 for the six months ended March 31, 2006. In addition, Mr. Price leases certain office facilities to the Company under a month to month agreement for rent of $500 per month totaling $3,000 for the six months ended March 31, 2006. These expenses have been recorded as General and Administrative expenses in the accompanying condensed consolidated statements of operations.

The Company also made corrections which reclassified $47,614 from General and Administrative expenses to Sales and Marketing expenses. In addition, interest expense was corrected by $12,972. Certain other typographical and computational errors were corrected in the statement of operations.

The effects of the restatement items described above for March 31, 2006 and the six months then ended are shown on the following table:

	As Originally	Effect of
	Reported	Restatement	As Restated
Balance Sheet
Accounts receivable	$387,670	$(367,520)	$20,150
Accrued interest receivable	4,983	7,737	12,720
Total Assets	1,339,241	(359,783)	979,458
Accounts payable	88,211	374	88,585
Accrued interest payable	40,183	22	40,205
Due to shareholder	117,785	121,500	239,285
Total Current Liabilities	1,258,771	121,896	1,380,667
Total Liabilities	1,283,946	121,896	1,405,842
Stock subscription receivable	(788,258)	(9,983)	(798,241)
Deficit accumulated during the development stage	(237,380)	(471,696)	(709,076)
Total Shareholder's Deficit	80,470	(481,679)	(401,209)
Total Liabilities and Shareholder's Deficit	$1,339,241	$(359,783)	$979,458

Statement of Operations
Revenue	$422,275	$(367,520)	$54,755
Sales and marketing expense	0	47,614	47,614
General and administrative expenses	88,715	(19,960)	68,755
Total operating expenses	88,715	(27,654)	82,898
Income (loss) from operations	178,578	(395,173)	116,369
Interest expense	(38,206)	12,972	(25,234)
Interest income	10,691	13,473	24,164
Net income (loss)	$177,278	$(394,943)	$(217,665)
Basic and diluted loss per share	$0.20		$(0.20)
Weighted average shares outstanding - Basic and diluted	1,093,333		1,100,113

NOTE 4 - GOING CONCERN

Business Condition— The Company is a new company with limited operating history. It has not yet been able to fully execute its business plan. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the six months ended March 31, 2006, the Company incurred a net loss of $217,665 and it had negative cash flows from operations of $323,144. In addition, the Company had a deficit accumulated in the development stage of $709,076 as of March 31, 2006. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its interim website and publication and wholesale sales of the “Farmacist Desk Reference”. The Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

An order was placed in December to have 5,000 Farmacist Desk References printed costing $25.90 per book; shipment was sent to the customer, XPANSION 2 XTREME, in March 2006 and the total of $129,500 has been paid to the printer and reflected in cost of goods sold in the accompanying statements of operations for the three and six months ended March 31, 2006. The Company has recognized revenue related to this shipment of books based on the cash received from the customer as collectibility of the amount due is not reasonably assured.

Composition— Art inventory as of March 31, 2006 and September 30, 2005, is composed of 293 and 36 pieces of art respectively, consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

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

Additional Paid-in Capital— The majority shareholder made $3,050 cash contributions for the six months ended March 31, 2006 and a total of $96,108 for the period January 17, 2003 (date of inception) through March 31, 2006.

Stock Subscription Receivable— In January 2003, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $10 per share expiring January 31, 2006 to XCL Partners, an unaffiliated company. XCL Partners subsequently transferred their interest in the warrant to three other unaffiliated parties in accordance with the terms of the warrant. A warrant to purchase 20,000 shares was transferred to OTC Services. Warrants to purchase 40,000 shares each were granted to Monarch Consulting and Emerald Resource Group, respectively. During the fourth quarter of 2005, the three warrant holders exercised their rights under the warrant and purchased 100,000 shares of common stock at $10 per share by entering into three separate note receivable agreements to pay the Company an aggregate of $1,000,000.The notes bear interest at 5% and are due January 2008 with no interim principal or interest payments required. As the notes are the result of issuing common stock, the $1,000,000, less amounts received, is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheets as of March 31, 2006 and September 30, 2005, respectively.

During the quarter ended March 31, 2006, OTC Services made aggregate principal and interest payments under their note of $100,000 and Monarch Consulting made aggregate principal and interest payments of $117,450.

Stock subscription receivable as of March 31, 2006 and September 30, 2005, respectively, is comprised of the following notes receivable:

	March 31	September 30
	2006	2005
OTC Services	$105,178	$200,000
Monarch Consulting	293,063	400,000
Emerald Resources	400,000	400,000
	$798,241	$1,000,000

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

The Company entered into a Royalty Agreement in September, 2005 with Don Tolman, a director of the Company and the shareholder and president of YNOT for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT. The license agreement calls for the payment of royalties of $1 per book sold and 5% of all proceeds collected for the FDR and 5% of all proceeds collected for other YNOT works. The license is for a two year term which expires September 28, 2007 which will automatically extend for an additional two year term if royalties of $250,000 are achieved during the initial term. There are no guaranteed minimum royalties, but YNOT will have the right to cancel the Royalty Agreement after the initial two year term if sales are not sufficient to generate $250,000 in royalties. During the six months ended March 31, 2006 the Company paid a total of $5,000 to Mr. Tolman under the agreement.

During the six months ending March 31, 2006 the majority shareholder loaned the company $117,784 to acquire additional artwork and to pay certain operating expenses by issuance of a demand note with no periodic payments required. On March 16, 2006 a partial accrued interest payment of $100,000 was made to the majority shareholder.

NOTE 9 - PENDING OR THREATENED LITIGATION

There is pending litigation against the company. The Whole Food Farmacy filed a trademark infringement suit against the Company in Federal Court in Tennessee on March 18, 2006. In management’s and legal counsel’s opinion, there is no basis in fact for this litigation and it is frivolous. Legal counsel is of the opinion that the maximum liability to the Company will be no more than legal fees.

On March 10, 2006 the Company was notified by letter that certain of the content in the FDR improperly made use of copyrighted material belonging to The George Mateljan Foundation (the “Foundation”). The Company was in discussions with the Foundation but no agreement has been reached.

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

The following presents certain segment information as of and for the six months ended March 31, 2006 and 2005:

	Six months ended March 31, 2006			Six months ended March 31, 2005
	Art Sales	Publishing	Total	Art Sales	Publishing	Total
Revenues	$47,275	$7,480	$54,755	$-	$-	$-
Cost of sales	25,231	129,750	154,981	-	-	-
Gross profit	22,044	(122,270)	(100,226)	-	-	-
Operating expenses	33,474	82,895	116,369	74,367	-	74,367
Operating loss	(11,430)	(205,165)	(216,595)	(74,367)	-	(74,367)
Other income (expense)	(9,412)	8,342	(1,070)	(21,553)	-	(21,553)
Segment loss	$(20,842)	$(196,823)	$(217,665)	$(95,920)	$-	$(95,920)

Segment assets	$952,869	$26,589	$979,458	$822,350	$-	$822,350

NOTE 11 - CONCENTRATIONS

For the six months ended March 31, 2006, three customers in the United States accounted for 37%, 25%, 23% and one customer in Australia accounted for 14% of total sales. The country is determined by the address the product is shipped to.

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

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2006, the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB/A, and our audited financial statements and the notes thereto and “Management’s Discussion and Analysis or Plan of Operation” contained in our annual report on Form 10-KSB/A for the fiscal years ended September 30, 2005 and 2004. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added raised substantial doubt about our ability to continue as a going concern in their opinion on our audited financial statements for the fiscal years ended September 30, 2005 and 2004.

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

OVERVIEW

We are a development stage company, formed under the laws of the State of Nevada, on January 17, 2003 for the purpose of offering collectable artwork and accessories through a chain of retail galleries and a fully interactive e-commerce and auction-enabled website.

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

We have identified target locations for potential gallery openings during the next six to twelve months. These locations are in Maine, Pennsylvania, Virginia, Nevada and Maryland. Initially, we selected locations in shopping malls based on the number of complementary luxury goods stores they contain, however, having found cost and credit terms of such spaces prohibitively expensive, we have now concentrated our efforts on locating stand alone retail spaces in prime tourist or shopping areas, ideally spaces that were formerly or are currently being used as galleries. Although we will seek out space that requires as little improvement as possible, there can be no assurance that such a space will be available to us on terms which we qualify for and would be willing to accept. Our Chief Executive Officer, James Price, has agreed to execute lease guarantees on up to four of the retail spaces which we select, if necessary, for a maximum lease liability of $500,000 per lease.

In the near term we also intend to begin an aggressive expansion plan which will include:

•	television and radio commercials promoting our products;

•	the opening of at least one retail gallery site;

•	the addition of at least 10 educational products to the YNOT EduK8 line;

•	significant expansion of our art inventory and substantial new acquisitions;

•	expansion of the network of distributors for our educational products; and

•	the signing of several new artists to artist representation agreements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues

Revenues were $54,755 for the three months ended March 31, 2006, as compared to $0 for the three months ended March 31, 2005. The increase is attributable to increases in sales of artwork totaling $47,275 and sales of the Farmacist Desk Reference totaling $7,480.

Cost of Sales

Cost of sales were $154,981 for the three months ended March 31, 2006, as compared to $0 for the three months ended March 31, 2005, and is comprised of $25,231 in costs related to the sale of artwork and a $129,750 charge for the shipment of the 5,000 copies of the FDR to XPANSION 2 XTREME.

Sales and Marketing Expenses

Sales and marketing expenses were $38,652 for the three months ended March 31, 2006, as compared to $0 for the three months ended March 31, 2005. Sales and marketing expenses were comprised primarily of advertising expenses including trade shows and marketing related collaterals.

General and Administrative Expenses

General and administrative expenses are comprised primarily of salaries, rents and general overheads. General and administrative expenses decreased $78 from $44,324 for the three months ended March 31, 2005 to $44,246 for the three months ended March 31, 2006. This decrease is primarily attributable to decreases in professional service fees offset by increases in royalties during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Other Income and Expense

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes was $11,561 for the three months ended March 31, 2006, as compared to $0 for the three months ended March 31, 2005. Interest expense increased $1,441 from $10,776 for the three months ended March 31, 2006 to $12,217 for the three months ended March 31, 2006. This increase is attributable to an increase in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

THE SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

Revenues

Revenues were $54,755 for the six months ended March 31, 2006, as compared to $0 for the six months ended March 31, 2005. The increase is attributable to increases in sales of artwork totaling $47,275 and sales of the Farmacist Desk Reference totaling $7,480.

Cost of Sales

Cost of sales were $154,981for the six months ended March 31, 2006, as compared to $0 for the six months ended March 31, 2005, and is comprised of $25,231 in costs related to the sale of artwork and a $129,750 charge for the shipment of the 5,000 copies of the FDR to XPANSION 2 XTREME.

Sales and Marketing Expenses

Sales and marketing expenses were $47,614 for the six months ended March 31, 2006, as compared to $0 for the six months ended March 31, 2005. Sales and marketing expenses were comprised primarily of advertising expenses including trade shows and marketing related collaterals.

General and Administrative Expenses

General and administrative expenses are comprised primarily of salaries, rents, professional fees, royalties and general overheads. General and administrative expenses decreased $5,612 from $74,367 for the six months ended March 31, 2005 to $68,755 for the six months ended March 31, 2006. The decrease is primarily attributable to decreases in professional service fees partially offset by increases in royalties during the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Other Income and Expense

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain Notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008. Our interest income from the Notes was $24,164 for the six months ended March 31, 2006, as compared to $0 for the six months ended March 31, 2005. Interest expense increased $3,681, from $21,553 for the six months ended March 31, 2005 to $25,234 for the six months ended March 31, 2006. This increase is attributable to an increase in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of the six months ended March 31, 2006 we had $40,457 of cash on hand.

Net cash used in operating activities increased $248,064, from $75,080 for the six months ended March 31, 2005 to $323,144 for the six months ended March 31, 2006. This increase in net cash used in operating activities for the six months ended March 31, 2006 was primarily the result of a net loss and an increase in accounts receivable inventory and a decrease in accrued interest as a result of an interest payment in the amount of $100,000 to our Chief Executive Officer and majority shareholder, James Price. Our increase in net cash used in operating activities was partially offset by increases in accounts payable. Net cash used in operating activities for the six months ended March 31, 2005 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities increased $318,316, from $44,778 for the six months ended March 31, 2005 to $363,094 for the six months ended March 31, 2006. Net cash provided by financing activities for the six months ended March 31, 2006 was attributable to capital contribution and advances in the form of a loan from our Chief Executive Officer and majority shareholder, James Price, and proceeds received from Notes receivable related to the exercise of certain warrants during the period of August 17, 2005 through September 7, 2005.

There remains outstanding principal balances of $798,241 on the Notes issued during the period of August 17, 2005 through September 7, 2005. There were aggregate payments of $201,759 made to the Notes during the three months ended March 31, 2006, and there can be no assurance that we will receive the outstanding principal balance and any interest accrued thereon, on or before the January 31, 2008 due date of the Notes.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities, and amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing this option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity’s fiscal year; provided, however, that the entity has not yet issued any financial statements for that fiscal year. Adoption of SFAS No. 156 is not expected to have a material impact on our condensed consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 18, 2006, The Wholefood Farmacy Corp. filed a trademark infringement suit against us in the United Stated District Court for the Eastern District of Tennessee. We are in the process of attempting to settle this suit, as we believe it to be without legal merit or factual basis, and we believe that our maximum liability in this matter will be no more than our legal fees, there can be no assurance, however, that we will be able to reach an agreement the terms of which will be acceptable to both parties.
On March 10, 2006 we were notified by letter that certain of the content in the Farmacist Desk Reference allegedly improperly made use of copyrighted material belonging to The George Mateljan Foundation for the World’s Healthiest Foods (the “Foundation”). We are presently in the process of investigating this matter, have been in contact with the Foundation and will attempt to settle this issue on terms that are mutually acceptable to both parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2006.

ITEM 6. EXHIBITS

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