Form 10QSB/A
period 2006-06-30
BENACQUISTA GALLERIES INC
filed 2007-05-18
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No.1

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
(Issuer’s Telephone Number)

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
Yes [X]   No [  ]

As of August 18, 2006 the registrant had outstanding 1,098,213 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check One): Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Entity)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash	$9,028	$507
Accounts receivable	20,150	-
Inventory	906,131	841,377
Accrued interest receivable	17,579	4,247
Total Current Assets	952,888	846,131
Total Assets	$952,888	$846,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$72,177	$26,386
Accrued interest payable	52,822	114,971
Unearned income	2,889	-
Due to majority shareholder	164,615	81,000
Note payable to majority shareholder	1,012,127	1,012,127
Total Current Liabilities	1,304,630	1,234,484

Long-Term Liabilities	-	-

Total Liabilities	1,304,630	1,234,484

Commitments and Contingencies

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized;
1,100,113 and 1,100,113 shares issued, respectively;
1,098,213 and 1,100,113 shares oustanding, respectively	1,100	1,100
Treasury stock-at cost 1,900 and 0 shares, respectively	(7,817)	-
Additional paid-in-capital	1,105,008	1,101,958
Stock subscription receivable	(746,456)	(1,000,000)
Deficit accumulated in the development stage	(703,577)	(491,411)
Total Stockholders' Deficit	(351,742)	(388,353)
Total Liabilities and Stockholders' Deficit	$952,888	$846,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Entity)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		January 17, 2003 (Inception) through June 30,
	2006	2005	2006	2005	2006

Revenues	$50,318	$-	$105,073	$-	$241,073

Cost of goods sold	-	-	154,981	-	281,731

Gross margin	50,318	-	(49,908)	-	(40,658)

Operating expenses

Sales and marketing expense	2,495	-	50,109	-	200,109
General and administrative expense	48,328	39,455	117,083	113,822	357,020

Total operating expenses	50,823	39,455	167,192	113,822	557,129

Loss from operations	(505)	(39,455)	(217,100)	(113,822)	(597,787)

Other income (expense)

Interest income	9,775	-	33,939	-	38,185
Interest expense	(12,621)	(10,777)	(37,855)	(32,330)	(152,825)
Forgiveness of accounts payable	8,850	-	8,850	-	8,850

Total other income (expense)	6,004	(10,777)	4,934	(32,330)	(105,790)

Net income (loss)	$5,499	$(50,232)	$(212,166)	$(146,152)	$(703,577)

Basic and Diluted Income (Loss) per Share	$0.01	$(0.05)	$(0.19)	$(0.15)

Weighted average number of shares outstanding	1,099,591	1,000,113	1,099,939	1,000,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Entity)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,		January 17, 2003 (Inception) through June 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net Loss	$(212,166)	$(146,152)	$(703,577)
Adjustments to reconcile net loss to
net cash from operating activities:
Forgiveness of accounts payable	(8,850)	-	(8,850)
Advertising expense - web content purchase			150,000
Changes in operating assets and liabilities
Accounts receivable	(20,150)	-	(20,150)
Inventory	(64,754)	-	(44,004)
Accrued interest receivable	(13,332)	-	(17,579)
Accounts payable	54,641	8,897	81,027
Accrued interest payable	(62,149)	32,330	52,822
Unearned income	2,889	-	2,889
Net Cash From Operating Activities	(323,871)	(104,925)	(507,422)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	253,544	-	253,544
Advances from majority shareholder	183,615	60,750	264,615
Payments to majority shareholder	(100,000)		(100,000)
Capital contribution from majority shareholder	3,050	15,524	96,108
Purchase of treasury stock	(7,817)	-	(7,817)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	332,392	76,274	516,450
Net Change in Cash	8,521	(28,651)	9,028
Cash at Beginning of Period	507	30,302	-
Cash at End of Period	$9,028	$1,651	$9,028

Cash paid for interest	$100,000	$-	$100,000
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing Activities
Acquisition of inventory by issuance of Note Payable to Majority Shareholder	$-	$-	$862,127
Shares underlying warrants issued in exchange for Notes Receivable	$-	$-	$1,000,000
Acquistion of web content by issuance of Note to Majority Shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Entity)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005 as described in Note 10. YNOT Eduk8, Inc. has no business activity since inception to June 30, 2006. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). The controlling shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 82.1% of the outstanding common stock of the Company as of June 30, 2006.

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

Cash — Cash consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of June 30, 2006 and September 30, 2005.

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

Advertising expense— Advertising costs are expensed as incurred. Advertising expense for the nine months ended June 30, 2006 and 2005 was $50,109 and $0, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted— Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. As of June 30, 2006 there were no potentially dilutive securities outstanding. As of June 30, 2005 potentially dilutive securities included 100,000 shares of Company common stock issuable upon exercise of an outstanding warrant that is not included in the computation of diluted net loss per share as the effect would be anti-dilutive due to the market price being less than the exercise price and due to losses of the Company.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

NOTE 3 - RESTATEMENT

Certain adjustments were made at June 30, 2006 and as such, the financial statements have been restated to reflect said adjustments described in the following paragraphs.

Revenue and accounts receivable have been reduced by $317,545 due to management’s assessment that the revenue previously recognized for the sales of the FDR to XPANSION 2 XTREME did not meet the Company’s revenue recognition criteria due to collectibility of the receivable not being reasonably assured. The Company has recognized revenues to the extent of cash received.

Prepaid royalties of $2,500 and an additional $373 has been accrued as accounts payable and have been recorded an expense of $2,873 due to a correction regarding the terms of the royalty contract with director Don Tolman for the FDR. This has been recorded as “General and Administrative” expenses in the accompanying condensed consolidated statements of operations.

Accrued interest receivable and the related interest income and amounts applied to the principal balance of the notes have been adjusted to reflect the timing of the exercise of the warrants during the fourth quarter of 2005 as described in Note 7 below. The exercise had previously been reported as having occurred in the three month period ended March 31, 2006.

The balance sheet account Due to Majority Shareholder increased $146,750 due to cumulative adjustments for salary and rent of $81,000 for the twelve months ended September 30, 2005 and $60,750 for the nine months ended June 30, 2006. This account reflects salary of $75,000 per annum and the rent of $6,000 per annum owed to our sole Officer James Price. In addition, additional advances were made by our majority shareholder that were not previously recorded related to the $5,000 settlement of a claim that the FDR improperly made use of copyrighted material belonging to The George Mateljan Foundation as more fully described in Note 9.

The Company recorded salary expense for the services provided by our sole Officer James Price at the rate of $6,250 per month totaling $56,250 for the nine months ended June 30, 2006. In addition, Mr. Price leases certain office facilities to the Company under a month to month agreement for rent of $500 per month totaling $4,500 for the nine months ended June 30, 2006. These expenses have been recorded as “General and Administrative” expenses in the accompanying condensed consolidated statements of operations.

The effects of the restatement items described above for June, 2006 and the nine months then ended are shown on the following table:

	As Originally	Effect of
	Reported	Restatement	As Restated
Balance Sheet
Accounts receivable	$337,695	$(317,545)	$20,150
Advanced royalty payment	2,500	(2,500)	-
Accrued interest receivable	9,840	7,739	17,579
Total Assets	1,265,193	(312,305)	952,888
Accounts payable	71,805	372	72,177
Due to shareholder	17,865	146,750	164,615
Total Current Liabilities	1,157,508	147,122	1,304,630
Total Liabilities	1,157,508	147,122	1,304,630
Stock subscription receivable	(736,426)	(10,030)	(746,456)
Deficit accumulated in the development stage	(254,176)	(449,401)	(703,577)
Total Shareholder's Deficit	107,685	(459,437)	(351,752)
Total Liabilities and Shareholder's Deficit	$1,265,193	$(312,305)	$952,888

Statement of Operations
Revenue	$422,618	$(317,545)	$105,073
Sales and marketing expenses	-	50,109	50,109
General and administrative expenses	98,572	18,511	117,083
Total operating expenses	98,572	68,620	167,192
Income from operations	169,064	(386,164)	(217,100)
Interest income	20,418	13,521	33,939
Interest expense	(37,851)	(4)	(37,855)
Total other income and expense	(8,583)	13,517	4,934
Net income	160,481	(372,647)	(212,166)
Basic & diluted income (loss) per share	$0.02		$(0.19)
Basic and diluted	1,064,103		1,099,939

NOTE 4 - GOING CONCERN

Business Condition— The Company is a new company with limited operating history. It has not yet been able to fully execute its business plan. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the nine months ended June 30, 2006, the Company incurred a net loss of $212,166 and it had negative cash flows from operations of $323,871. In addition, the Company had a deficit accumulated in the development stage of $703,577 as of June 30, 2006. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations with revenues from the sale of art inventory on its interim website and publication and wholesale sales of the “Farmacist Desk Reference”. The Company’s president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

An order was placed in December to have 5,000 Farmacist Desk References printed costing $25.90 per book; shipment was sent to the customer, XPANSION 2 XTREME, in March 2006 and the total of $129,500 has been paid to the printer and reflected in cost of goods sold in the accompanying statements of operations for the nine months ended June 30, 2006. The Company has recognized revenue related to this shipment of books based on the cash received from the customer as collectibility of the amount due is not reasonably assured.

Composition— Art inventory as of June 30, 2006 and September 30, 2005, is composed of 293 and 36 pieces of art respectively, consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

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

Treasury Stock— During the quarter ended June 30, 2006, the Company purchased 1,900 shares of its common stock for $7,817 at an average price of $4.10 per share.

Stock Subscription Receivable— In January 2003, the Company issued a warrant to purchase up to 100,000 shares of common stock at an exercise price of $10 per share expiring January 31, 2006 to XCL Partners, an unaffiliated company. XCL Partners subsequently transferred their interest in the warrant to three other unaffiliated parties in accordance with the terms of the warrant. A warrant to purchase 20,000 shares was transferred to OTC Services. Warrants to purchase 40,000 shares each were granted to Monarch Consulting and Emerald Resource Group, respectively. During the fourth quarter of 2005, the three warrant holders exercised their rights under the warrant and purchased 100,000 shares of common stock at $10 per share by entering into three separate note receivable agreements to pay the Company an aggregate of $1,000,000.The notes bear interest at 5% and are due January 2008 with no interim principal or interest payments required. As the notes are the result of issuing common stock, the $1,000,000, less amounts received, is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheets as of June 30, 2006 and September 30, 2005, respectively.

During the nine months ended June 30, 2006, OTC Services made aggregate principal and interest payments under their note of $152,500 and Monarch Consulting made aggregate principal and interest payments of $121,650.

Stock subscription receivable as of June 30, 2006 and September 30, 2005, respectively, is comprised of the following notes receivable:

	June 30	September 30
	2006	2005
OTC Services	$53,860	$200,000
Monarch Consulting	292,596	400,000
Emerald Resources	400,000	400,000
	$746,456	$1,000,000

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

The Company entered into a Royalty Agreement with Don Tolman, a director of the Company and the shareholder and president of YNOT for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT. The license agreement calls for the payment of royalties of $1 per book sold and 5% of all proceeds collected for the FDR and 5% of all proceeds collected for other YNOT works. The license is for a two year term which expires September 28, 2007 which will automatically extend for an additional two year term if royalties of $250,000 are achieved during the initial term. There are no guaranteed minimum royalties, but YNOT will have the right to cancel the Royalty Agreement after the initial two year term if sales are not sufficient to generate $250,000 in royalties. During the six months ended March 31, 2006 the Company paid a total of $7,500 to Mr. Tolman under the agreement and has recognized expense of $7,873 for the nine months ended June 30, 2006.

During the nine months ending June 30, 2006 the majority shareholder loaned the Company cash of $122,865 to acquire additional artwork and to pay certain operating expenses by issuance of a demand note with no periodic payments required. As of June 30, 2006, $100,000 has been re-paid, leaving a current balance of $17,865. On March 16, 2006 a partial accrued interest payment of $100,000 on the outstanding interest bearing note payables was made to the majority shareholder.

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

On March 10, 2006 the Company was notified by letter that certain of the content in the FDR improperly made use of copyrighted material belonging to The George Mateljan Foundation (the “Foundation”). On May 30, 2006, we entered into a settlement agreement with the Foundation whereby we agreed to remove all copyrighted materials from the FDR, pay a one-time settlement fee of $5,000 and, further, to provide the Foundation with a copy of the revised FDR fourteen days prior to its reprinting. The settlement fee has been recorded as General and Administrative expense in the accompanying statements of operations for the three and nine months ended June 30, 2006.

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

The following presents certain segment information as of and for the nine months ended June 30, 2006 and 2005:

	Nine months ended June 30, 2006			Nine months ended June 30, 2005
	Art Sales	Publishing	Total	Art Sales	Publishing	Total
Revenues	$47,374	$57,699	$105,073	$-	$-	$-
Cost of sales	25,231	129,750	154,981	-	-	-
Gross profit	22,143	(72,051)	(49,908)	-	-	-
Operating expenses	42,663	124,529	167,192	113,822		113,822
Operating loss	(20,520)	(196,580)	(217,100)	(113,822)	-	(113,822)
Other income (expense)	(15,273)	20,207	4,934	(32,330)	-	(32,330)
Segment loss	$(35,793)	$(176,373)	$(212,166)	$(146,152)	$-	$(146,152)

Segment assets	$939,585	$13,303	$952,888	$827,778	$-	$827,778

NOTE 11 - CONCENTRATIONS

For the nine months ended June 30, 2006, a total of 55% or $57,455 of the company’s sales was to a single customer in Australia. Three customers in the United States accounted for 19%, 13% and 12% of sales, respectively. The country is determined by the address the product is shipped to.

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

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2006, the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB/A, and our audited financial statements and the notes thereto and “Management’s Discussion and Analysis or Plan of Operations” contained in our annual report on Form 10-KSB/A for the fiscal years ended September 30, 2005 and 2004. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added raised substantial doubt about our ability to continue as a going concern in their opinion on our audited financial statements for the fiscal years ended September 30, 2005 and 2004.

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

In the near term we also intend to begin an aggressive expansion plan which will include:

•	television and radio commercials promoting our products;

•	the opening of at least one retail gallery site;

•	the addition of several educational products to the YNOT EduK8 line;

•	significant expansion of our art inventory and substantial new acquisitions;

•	expansion of the network of distributors for our educational products; and

•	the signing of several new artists to artist representation agreements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

Revenues were $50,318 for the three months ended June 30, 2006, as compared to $0 for the three months ended June 30, 2005. This increase is primarily attributable to $49,975 in revenue recognized upon collection of cash from XPANSION 2 XTREME for sales of the Farmacist Desk Reference. All costs related to the FDR were expensed to cost of sales upon shipment to the customer in the three months ended March 31, 2006.

Sales and Marketing Expenses

Sales and marketing expenses were $2,495 for the three months ended June 30, 2006, as compared to $0 for the three months ended June 30, 2005. Sales and marketing expenses were comprised primarily of advertising expenses including trade shows and marketing related collaterals.

General and Administrative Expenses

General and administrative expenses increased $8,873, from $39,455 for the three months ended June 30, 2005 to $48,328 for the three months ended June 30, 2006. This increase is primarily attributable to a $5,000 one-time lump sum payment made under the terms of a certain settlement agreement entered into as of May 30, 2006, and an increase in editing expenses associated with our publication of the FDR, and for which there were no comparable expenses during the three months ended June 30, 2005.

Other Income and Expense

Other income and expenses principally include interest income, interest expenses and forgiveness of debt.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes was $9,775 for the three months ended June 30, 2006, as compared to $0 for the three months ended June 30, 2005. Interest expense increased $1,844, from $10,777 for the three months ended June 30, 2005 to $12,621 for the three months ended June 30, 2006. This increase is attributable to an increase in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Forgiveness of debt was $8,850 for the three months ended June 30, 2006, as compared to $0 for three months ended June 30, 2005. This increase is attributable to a one-time settlement arrangement reached with a certain vendor for payment of invoices at amounts less than originally presented.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

Revenues were $105,073 for the nine months ended June 30, 2006, as compared to $0 for the nine months ended June 30, 2005. This increase is primarily attributable to an increase of $47,275 in sales of artwork, and $49,975 in revenue recognized upon collection of cash from XPANSION 2 XTREME for sales of the Farmacist Desk Reference.

Sales and Marketing Expenses

Sales and marketing expenses were $50,109 for the nine months ended June 30, 2006, as compared to $0 for the nine months ended June 30, 2006. Sales and marketing expenses were comprised primarily of advertising expenses including trade shows and marketing related collaterals.

General and Administrative Expenses

General and administrative expenses are comprised primarily of salaries, rents, professional fees, royalties and general overheads. General and administrative expenses increased $3,261, from $113,822 for the nine months ended June 30, 2005 of to $117,083 for the nine months ended June 30, 2006. This increase is primarily attributable to a $5,000 one-time lump sum payment made under the terms of a certain settlement agreement entered into as of May 30, 2006, an increase in editing expenses associated with our publication of the FDR and an increase in royalty expenses, and for which there were no comparable expenses during the nine months ended June 30, 2005.
This increase in our general and administrative expenses was partially offset by a decrease in our legal fees.

Other Income and Expense

Other income and expenses principally include interest income, interest expenses and forgiveness of debt.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes was $33,939 for the nine months ended June 30, 2006, as compared to $0 for the nine months ended June 30, 2005. Interest expense increased $5,525, from $32,330 for the nine months ended June 30, 2005 to $37,855 for the nine months ended June 30, 2006. This increase is attributable to an increase in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Forgiveness of debt was $8,850 for the three months ended June 30, 2006, as compared to $0 for three months ended June 30, 2005. This increase is attributable to a one-time settlement arrangement reached with a certain vendor for payment of invoices at amounts less than originally presented.

LIQUIDITY AND CAPITAL RESOURCES

As of the nine months ended June 30, 2006 we had $9,028 of cash on hand.

Net cash used in operating activities increased $218,946, from $104,925 for the nine months ended June 30, 2005 to $323,871 for the nine months ended June 30, 2006. This increase was the result of a net loss, increases in accounts receivable, inventory, and accrued interest receivable, and a decrease in accrued interest expenses as a result of an interest payment in the amount of $100,000 to our Chief Executive Officer and majority shareholder, James Price, which interest payment was offset by additional accrued interest. Our increase in net cash used in operating activities was partially offset by increases in accounts payable. Net cash used in operating activities for the nine months ended June 30, 2005 was primarily the result of a net loss offset by an increase in accrued interest payable.

Net cash provided by financing activities increased $256,118, from $76,274 for the nine months ended June 30, 2005 to $332,392 for the nine months ended June 30, 2006. Net cash provided by financing activities for the nine months ended June 30, 2006 was primarily attributable to capital contribution and advances in the form of a loan from our Chief Executive Officer and majority shareholder, James Price, and proceeds received from Notes receivable related to the exercise of certain warrants during the period of August 17, 2005 through September 7, 2005, and was offset by an interest payment in the amount of $100,000 to our Chief Executive Officer and majority shareholder, James Price.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on our condensed consolidated financial statements.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by our Chief Executive Officer and Principal Financial Officer, James Price, as of the end of the fiscal quarter covered by this quarterly report on Form 10-QSB. Based on this evaluation our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were ineffective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange, is recorded, processed, summarized and reported within the requisite time periods due to the following reasons:

•
we lacked controls to insure that information and documents relating to the purchase of treasury stock and certain cash flow transactions, were provided to and reviewed by accounting and financial reporting personnel on a timely basis to insure that the financial reporting and disclosure implications of such transactions could be considered and reflected in the condensed consolidated financial statements in the proper periods.

As a result of these findings, and in an effort to improve the effectiveness our disclosure controls and procedures, we have taken certain steps to increase the frequency and quality of our communication with outside bookkeepers and will continue to work with our auditors, counsel and other outside advisors to ensure that our controls and procedures are adequate and effective in future interim and annual periods.

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

ITEM 1. LEGAL PROCEEDINGS

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
On March 10, 2006 we were notified by letter that certain of the content in the Farmacist Desk Reference allegedly improperly made use of copyrighted material belonging to The George Mateljan Foundation for the World’s Healthiest Foods (the “Foundation”). On May 30, 2006, we entered into a settlement agreement with the Foundation under the terms of which we agreed to remove all copyrighted material from the FDR, pay a one-time settlement fee of $5,000 and, further, to provide the Foundation with a copy of the revised FDR fourteen days prior to its reprinting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2006.

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