Form 10QSB
period 2007-03-31
BENACQUISTA GALLERIES INC
filed 2007-05-21
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes [   ] No [X]

As of April 30, 2007, the registrant had outstanding 1,097,713 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2007	2006
ASSETS
Current Assets
Cash	$502	$1,170
Accounts receivable	330	-
Inventory	906,131	906,131
Accrued interest receivable	11,063	3,768
Total Current Assets	918,026	911,069
Total Assets	$918,026	$911,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$18,444	$25,080
Accrued interest payable	79,551	65,578
Unearned income	-	65,461
Due to majority shareholder	258,390	190,938
Note payable to majority shareholder	862,127	1,012,127
Total Current Liabilities	1,218,512	1,359,184

Long-Term Liabilities	-	-

Total Liabilities	1,218,512	1,359,184

Commitments and Contingencies

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized;
1,100,113 and 1,100,113 shares issued, respectively;
1,097,713 and 1,097,713 shares oustanding, respectively	1,100	1,100
Treasury stock-at cost 2,400 and 2,400 shares, respectively	(9,867)	(9,867)
Additional paid-in-capital	1,105,008	1,105,008
Stock subscription receivable	(292,596)	(292,596)
Accumulated deficit	(1,104,131)	(1,251,760)
Total Stockholders' Deficit	(300,486)	(448,115)
Total Liabilities and Stockholders' Deficit	$918,026	$911,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months		January 17, 2003 (Inception) through
	Ended March 31,		Ended March 31,		March 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-
Operating Expenses
Research and development	-	-	5,000	-	5,000
General and administrative	35,893	44,246	89,637	68,755	931,393

Total operating expenses	35,893	44,246	94,637	68,755	936,393

Loss from operations	(35,893)	(44,246)	(94,637)	(68,755)	(936,393)

Other income (expense)
Interest income	3,607	11,561	7,295	24,164	54,887
Interest expense	(12,395)	(12,217)	(25,151)	(25,234)	(190,734)
Forgiveness of accounts payable	-	-	-	-	8,850
Total other income (expense)	(8,788)	(656)	(17,856)	(1,070)	(126,997)

Net loss from continuing operations	(44,681)	(44,902)	(112,493)	(69,825)	(1,063,390)

Discontinued operations
Loss from discontinued operations	(1,048)	(138,878)	(3,680)	(147,840)	(304,543)
Gain on sale of YNOT	$263,802	$-	$263,802	$-	$263,802

Income (loss) from discontinued operations	262,754	(138,878)	260,122	(147,840)	(40,741)

Net income (loss)	$218,073	$(183,780)	$147,629	$(217,665)	$(1,104,131)

Basic and diluted loss (income) per share from:
Continuing operations	$(0.04)	$(0.04)	$(0.10)	$(0.06)
Discontinued Operations	$0.24	$(0.13)	$0.24	$(0.14)

Net income (loss) per share	$0.20	$(0.17)	$0.14	$(0.20)

Weighted average number of shares outstanding	1,100,113	1,100,113	1,100,113	1,100,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)

	For the Six Months Ended		January 17, 2003 (Inception) through
	March 31,		March 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net income (loss)	$147,629	$(217,665)	$(1,399,389)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of stock of subsidiary	(263,802)	-	(263,802)
Services received for notes receivable	-	-	453,861
Forgiveness of accounts payable	-	-	(8,850)
Write off of bad debt	-	-	20,150
Advertising expense - web content purchase	-	-	150,000
Changes in operating assets and liabilities
Deposits on books	-	-	-
Accounts receivable	(330)	(20,150)	(20,480)
Inventory	-	(64,754)	(44,004)
Accrued interest receivable	(7,295)	(8,473)	(11,063)
Accounts payable	(6,138)	62,199	27,792
Accrued interest	25,151	(74,766)	90,729
Unearned income	36,665	465	102,126
Net Cash From Operating Activities	(68,120)	(323,144)	(902,930)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	-	201,759	253,543
Advances from majority shareholder	97,452	158,285	448,390
Payments to majority shareholder	(30,000)	-	(190,000)
Capital contribution from majority shareholder	-	3,050	96,108
Purchase of treasury stock	-	-	(9,867)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	67,452	363,094	608,174
Net Change in Cash	(668)	39,950	(294,756)
Cash at Beginning of Period	1,170	507	-
Cash at End of Period	$(502)	$40,457	$(294,756)

Cash paid for interest	$-	$100,000	$100,000

Non-Cash Investing and Financing Activities
Shares underlying warrants issued in exchange for Notes Receivable	$-	$-	$1,000,000
Acquistion of web content by issuance of Note to Majority Shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005 as described in Note 10. YNOT Eduk8, Inc. (“YNOT”) has no business operations activity since inception. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). On March 27, 2007 the Company transferred certain contracts related to the FDR and related liabilities to YNOT and subsequently sold its interest in YNOT as described more fully in Note 9. On April 10, 2007 the Company transferred its inventory, consisting of works of art to Mr. James Price in exchange for certain obligations as described more fully in Note 9. As a result of these transactions, the Company has treated these operations as discontinued in the accompanying statements of operations for the three and six months ended March 31, 2007 and for the period from January 17, 2003 (inception) to March 31, 2007 as more fully described in Note 10. The Company has restated its historic statement of operations to conform to such presentation. The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 83.5% of the outstanding common stock of the Company as of March 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary, YNOT Eduk8, Inc. since its inception on October 10, 2005 until the sale of the Company’s interest in YNOT on September 27, 2007 as more fully described in Note 9. All intercompany accounts and transactions have been eliminated in consolidation.

Cash — Cash consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of March 31, 2007 and September 30, 2006.

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

Advertising Expense— Advertising costs are expensed as incurred. Advertising expense for the six months ended March 31, 2007 and 2006 was $5,841 and $47,614, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted— Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. There are no potentially dilutive securities as of March 31, 2007 and 2006.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, amending SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions”, and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in a reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies the staff’s position regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. At present, the Company is evaluating the impact, if any, that the adoption of SAB 108 will have on the condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115 SFAS 159. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company's consolidated financial statements, if any, has not yet been determined.

NOTE 3 - GOING CONCERN

Business Condition— The Company is a new company with a limited operating history. It has not yet been able to fully execute its business plan. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the six months ended March 31, 2007, the Company had net loss of $147,629 and it had negative cash flows from operations of $68,120. In addition, the Company had a deficit accumulated in the development stage of $1,104,131 as of March 31, 2007. This situation raises substantial doubt about its ability to continue as a going concern.

As a result of the Company being unable to fully execute its business plan, on March 27, 2007 the Company sold its interest in YNOT as more fully described in Note 9. In addition, the Company transferred its inventory to Mr. James Price in exchange for certain obligations payable to Mr. Price as more fully described in Note 9. The Company is currently evaluating potential new lines of business, but has not decided on any definite course of action for its future as yet. Our president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - INVENTORY

Value— Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals.

Composition— Art inventory is composed of 293 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items as of March 31, 2007 and September 30, 2006, respectively.

NOTE 5 - INVESTMENT

On December 18, 2006, the Company entered into a Stock Purchase Agreement with Whole In One Products, Inc. (“Whole In One”), a Nevada corporation, for the purchase of 4,900,000 shares of Whole In One’s restricted voting common stock in consideration of $10,000, representing a 49% interest in Whole in One. The Company paid $8,000 in legal fees on behalf of Whole In One in conjunction with the transaction which has been reflected as “General and Administrative expense” in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2006. Whole In One had no operations during the three months ended December 31, 2006 and no gains or losses were recognized by the Company. The Company has reflected its obligation under this agreement as “Accounts payable” in the accompanying condensed consolidated balance sheet as of December 31, 2006. On February 2, 2007 the Company and Whole in One cancelled the agreement and the Company will reverse the obligation and the investment during the quarter ending March 31, 2007. The Company recovered the legal fees of $8,000 paid on behalf of Whole In One and has reduced general and administrative expenses for this recovery in the accompanying Statements of Operations for the three and six months ended March 31, 2007.

NOTE 6 - UNEARNED REVENUE

Unearned revenue as of March 31, 2007 and September 30, 2006 of $0 and $65,461 respectively, represents prepayments received on book orders that have not been shipped to the customer. This obligation was assumed by the buyer of YNOT as of March 27, 2007 as more fully described in Note 9.

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

Stock Subscription Receivable— Stock subscription receivable as of March 31, 2007 and September 30, 2006, respectively, is comprised of a note receivable from Monarch Consulting. The notes bear interest at 5% and are due January 2008 with no interim principal or interest payments required. The note is the consideration received upon the exercise of a warrant and the resultant issuance of common stock. As such, the outstanding principal balance of $292,596 is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheets as of December 31 and September 30, 2006.

In April 2007, the Company entered into a settlement and release agreement with Monarch Consulting pursuant to which the Company released Monarch from its remaining obligations under the terms of the Note in exchange for the return of 25,000 shares of the Company’s common stock acquired by Monarch upon exercise of the Warrant. The Company will record this transaction in the quarter ending June 30, 2007.

NOTE 8 - WEB SITE PURCHASE

On November 17, 2006 the Company acquired the website name and related content for “faceyourmate.com”, an interactive dating service from Physiognomy Interface Technologies, Inc., (“Physiognomy”) a Nevada Corporation, a Company formerly named YNOT Education, Inc. At the time of the purchase, Don Tolman was a director of the Company and the sole shareholder of Physiognomy. As a result, this is considered a related party transaction. The Company paid cash of $5,000 in exchange for the site and the content which has been recorded as research and development and expensed at the time of the transaction.

NOTE 9 - RELATED PARTY TRANSACTIONS

In January 2003, the major shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and was due in full June 30, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art, which was originally acquired for cash. The balance of the note plus accrued interest is currently unpaid and will remain on the books as a demand note continuing to bear the 5% per annum interest. On April 10, 2007, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory recorded at $906,131 as of March 31, 2007 in settlement of all its obligations to Mr. Price, which comprise the Note payable to majority shareholder in the amount of $862,127, accrued interest payable in the amount of $79,551 and all non interest bearing advances recorded as “Due to majority shareholder” in the the amount of $258,390.

In September 2005, the company acquired the website www.ynoteduk8.com for $150,000 represented by an unsecured note payable. The note bears interest at 5% per annum and is payable on demand with no periodic payments required. Along with the website acquisition, the company obtained exclusive publishing rights to the “Farmacist Desk Reference” (FDR) from the president of YNOT Education, Inc.

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, a director of the Company and the shareholder and president of YNOT Education, Inc. for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT Education, Inc. The license agreement calls for the payment of royalties of $1 per book sold or 5% of all proceeds collected for other YNOT Education, Inc. works. The license is for a two year term which expires September 28, 2007 which will automatically extend for an additional two year term if royalties of $250,000 are achieved during the initial term. There are no guaranteed minimum royalties, but YNOT Education, Inc. will have the right to cancel the Royalty Agreement after the initial two year term if sales are not sufficient to generate $250,000 in royalties.

In October of 2005, the Company incorporated a wholly owned subsidiary called YNOTeduk8, Inc. (YNOT). On March 9, 2007 the Company executed a series of agreements with Don Tolman, YNOT Education, Inc., James Price and YNOT by which the Company assigned its rights and obligations related to the above mentioned Royalty Agreement, the above mentioned website and all improvements, and certain intellectual property and trademarks to its subsidiary, YNOT.

On March 13, 2007, the Company’s Board of Directors declared a dividend and distributed 1,100,103 shares of YNOT common stock.. The stock dividend was paid at the rate of one share of YNOT stock for each share of the Company common stock owned. Subsequent to the dividend, the Company woned 8,902,287 shares of YNOT comprising approximately 89% of the outstanding shares of YNOT as of that date.

On March 27, 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable referred to above and all related accrued interest in exchange for the Company’s 8,902,287 remaining shares of YNOT common stock. As a result of the above transactions, the Company has recognized a gain on the sale of the discontinued operations in the aggregate amount of $263,802 included under the caption “Gain on sale of YNOT” in the accompanying statement of operations for the three and six months ended March 31, 2007 and for the period from January 17, 2003 (date of inception) to March 31, 2007 as more fully described in Note 10.

As discussed in Note 8 above, On November 17, 2006 the Company purchased the web site www.faceyourmate.com and the related content from Physiognomy, a company controlled by then director Don Tolman.

Effective November 21, 2006, Don Tolman resigned from our board of directors in order to pursue his other business ventures. Our board currently consists of our sole officer and director James Price who continues to serve as the President of YNOT.

During the six months ending March 31, 2007 the majority shareholder loaned the company cash of $97,452 for operating expenses and was repaid a total of $30,000.

NOTE 10 - DISCONTINUED OPERATIONS

As discussed in Note 9, In September 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable and all related accrued interest in exchange for the Company’s 8,902,287 shares of common stock in YNOT.

the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory recorded at $906,131 as of March 31, 2007 in settlement of all its obligations to Mr. Price, which comprise the Note payable to majority shareholder in the amount of $862,127, accrued interest payable in the amount of $79,551 and all non interest bearing advances recorded as “Due to majority shareholder” in the the amount of $258,390.

As a result of these two transactions, the Company has treated the operations of its Art and Publishing segments as discontinued.

A summary of the results from discontinued operations for the three and six months ended March 31, 2007 and 2006 and for the period from January 17, 2003 (inception) to March 31, 2007 are as follows:

	For the Three Months		For the Six Months		January 17, 2003 (Inception) through
	Ended March 31,		Ended March 31,		March 31,
	2007	2006	2007	2006	2007

Revenues	$847	$54,755	$2,161	$54,755	243,683
Cost of revenue	-	154,981	-	154,981	281,731

Gross margin	847	(100,226)	2,161	(100,226)	(38,048)
Operating Expenses
Advertising and marketing	1,895	38,652	5,841	47,614	266,495

Loss from discontinued operations	(1,048)	(138,878)	(3,680)	(147,840)	(304,543)
Gain on sale of YNOT	263,802	-	263,802	-	263,802

Total income (loss) from discontinued operations	$262,754	$(138,878)	$260,122	$(147,840)	$(40,741)

The Company has recognized a gain on the sales of the stock of YNOT under the caption “Gain on sale of discontinued operations” in the accompanying unaudited condensed consolidated statement of operations as follows:

Liabilities of YNOT assumed in purchase

Royalty payable	$498
Deferred revenue	102,126

Liabilities assumed by Don Tolman:

Note Payable to majority shareholder	150,000
Accrued interest	11,178
Gain on sale of YNOT Stock	$263,802

NOTE 11 - SEGMENT INFORMATION

Accounting principles generally accepted in the United States of America establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by the company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

As a result of the transactions described in Notes 9 and 10 above, the two segments previously identified as Art and Publishing have been discontinued and therefore segment data is no longer required.

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

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2007 the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in our annual report on Form 10-KSB for the fiscal years ended September 30, 2006 and 2005. Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added raised substantial doubt about our ability to continue as a going concern in their opinion on our financial statements for the fiscal years ended September 30, 2006 and 2005.

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

OVERVIEW

We are a development stage company. We have historically conducted our operations through two primary divisions: Benacquista Fine Art and Benacquista Publishing.

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

On November 17, 2006 we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Physiognomy Interface Technologies, Inc., a privately-held Nevada corporation (“Physiognomy”), of which our director, Don Tolman, is President. Under the terms of the Asset Purchase Agreement we acquired Physiognomy’s web-based interactive dating service, including the website www.faceyourmate.com and all intellectual property and content related thereto, in exchange for a $5,000 lump sum payment.

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares included in this quarterly report on Form 10-QSB for the three month period ended March 31, 2007 are stated on a post-consolidated basis for all periods presented. Per share amounts have also been restated for the share consolidation.

On March 13, 2007, the Company’s Board of Directors declared a dividend of the common stock of YNOT, its subsidiary. The stock dividend was paid at the rate of one share of YNOT stock for each share of the Company common stock owned. YNOT issued an aggregate of 1,100,103 shares of its common stock and as a result, the Company owned an aggregate of 8,902,287 shares comprising approximately 89% of the outstanding shares of YNOT as of that date.

On March 27, 2007 we sold our interest of 8,902,287 shares in our YNOT subsidiary pursuant to a series of agreements to Don Tolman for aggregate consideration comprised of the assumption of certain liabilities totaling $263,802.

On April 10, 2007, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its right, title and interest in its inventory recorded at $906,131 as of March 31, 2007 in settlement of any and all of its remaining obligations as of that date payable to Mr. Price comprised of the Note payable to majority shareholder in the principal amount of $862,127 plus all related accrued interest payable thereon, as well as all non interest bearing advances recorded as “Due to majority shareholder” in the accompanying balance sheet made by Mr. Price as of that date.

As a result of the March 27, 2007 and April 10, 2007 transactions described in the previous paragraphs, the Benacquista Fine Art and Benacquista Publishing divisions have been discontinued.

Therefore, as of April 10, 2007, the sole remaining business in the company consists of the Physiognomy technology and www.faceyourmate.com web domain. No development has occurred of this technology since its purchase by the Company. The Company is currently in the process of evaluating the commercial potential of the Physiognomy technology as well as exploring other potential business opportunities.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

Revenues

There were no revenues for the quarters ended March 31, 2007 and 2006.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overheads. General and administrative expenses for the three months ended March 31, 2007 decreased $8,353 to $35,893 from $44, 246 for the three months ended March 31, 2006. The decrease is due to decreased salaries and general corporate overheads partially offset by increases in professional fees.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes decreased $7,954, to $3,607 for the three months ended March 31, 2007 from $11,562 for the three months ended March 31, 2006. The decrease is attributable to a decrease in the average outstanding balance on the Notes for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2007

Revenues

There were no revenues for the six months ended March 31, 2007 and 2006.

Research and Development Expenses

Research and development expenses were $5,000 for the six months ended March 31, 2007, due to a lump sum payment made to Physiognomy Interface Technologies, Inc., in exchange for Physiognomy’s interactive dating website, www.faceyourmate.com, and all intellectual property and content related thereto. There was no amount for the six months ended March 31, 2006.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overheads. General and administrative expenses increased $20,882 to $89,637 for the six months ended March 31, 2007 from $68,755 for the six months ended March 31, 2006. This increase is primarily attributable to an increase in professional service fees related to regulatory and reporting obligations associated with our being a public company.

Other Income and Expenses

Other income and expenses principally include interest expenses, interest income and forgiveness of debt.

Interest expenses decreased $83 to $25,151 for the six months ended March 31, 2007 from $25,234 for the six months ended March 31, 2006. The expense is all related to the balance owed to our Chief Executive Officer and majority shareholder, James Price.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes decreased $16,869 to $7,295 for the six months ended March 31, 2007 from $24,164 for the six months ended March 31, 2006. The decrease is attributable to a decrease in the average outstanding balance on the Notes for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007 we had $502 of cash on hand. Historically, we have funded our operations primarily through advances from our Chief Executive Officer and majority shareholder, James Price, proceeds from the exercise of warrants, and sales of our collectible, investment grade works of art and the Farmacist’s Desk Reference.

For the six months ended March 31, 2007 we received cash advances from our Chief Executive Officer and majority shareholder totaling $97,452 and payments to totaling $30,000.

There remains an outstanding principal balance of $292,596 on a note receivable from Monarch Consulting related to the exercise of certain warrants. There were no payments made under the Notes during the six months ended March 31, 2007. On April 6, 2007, the Company entered into a settlement and release agreement with Monarch Consulting pursuant to which the Company released Monarch from its remaining obligations under the terms of the Note in exchange for the return of twenty-five thousand (25,000) of its common stock acquired by Monarch upon exercise of the Warrant.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this quarterly report on Form 10-QSB for the six months ended March 31, 2007, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, sales of works of art, educational products or publishing services, or locating a strategic partner willing to finance further product development, our short-term and long-term prospects for growth are minimal.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS No. 123(R), “Share-Based Payment.” This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where impact, if any, that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, amending SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in a reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on our condensed consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 clarifies the staff’s position regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. At present, we evaluating the impact, if any, that the adoption of SAB 108 will have on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115 SFAS 159. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on our condensed consolidated financial statements, if any, has not yet been determined.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003.

3(i)(2)	Certificate of Change to Articles of Incorporation of Benacquista Galleries Inc., dated December 27, 2006, incorporated by reference to Exhibit 3(i)(2) on Form 10-KSB filed January 16, 2007.

3(ii)	By-laws of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003.

10.1	Asset Acquisition Agreement between Benacquista Galleries Inc. and YNOT Education, Inc., dated September 29, 2005, incorporated by reference to Exhibit 10.1 on Form 8-K filed September 30, 2005.

10.2	Royalty Agreement between Benacquista Galleries Inc. and Don Tolman, dated September 29, 2005, incorporated by reference to Exhibit 10.2 on Form 8-K filed September 30, 2005.

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

10.6	Stock Purchase Agreement Benacquista Galleries Inc. and Whole In One Products, Inc., dated December 18, 2006, incorporated by reference to Exhibit 10.6 on Form 10-KSB filed January 16, 2007.

31.1	Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a). FILED HEREWITH

31.2	Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a). FILED HEREWITH

32.1
Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). FILED HEREWITH.

32.2
Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). FILED HEREWITH.

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2007:

On January 2, 2007, the Company filed a report on Form 8-K under Item 3.03 Material Modification to Rights of Security Holders stating in part:

On December 21, 2006, Benacquista Galleries, Inc. (the “Company’) filed a Current Report on Form 8-K announcing a planned reverse stock split (the “Consolidation”) of the authorized common shares of the Company, par value $0.001, and a corresponding reduction in the Company’s issued and outstanding common shares. The Consolidation was to be effective as of 12:01 a.m. on January 2, 2007, with a ratio of one consolidated share for each ten pre-consolidated shares, however, due the closing of Nasdaq on January 2, 2007, to mark the death of former U.S. President Gerald Ford, and to certain administrative errors, the Consolidation will now take effect as of 12:01 a.m. on January 8, 2007 (the “Effective Date”), with the Company’s new common shares to commence trading on the OTC Bulletin Board effective at the opening of trading on January 8, 2006 under the symbol “BAQU”. No fractional shares will be issued. Registered shareholders as of the Effective Date who are otherwise entitled to a fractional share interest as a result of the Consolidation will be entitled to receive a full share in lieu of any such fractional interest.

On January 3, 2007, the Company filed a report on Form 8-K under Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, stating in part:

On December 29, 2006, our management and board of directors, in consultation with Hansen, Barnett & Maxwell, P.C., our independent registered accounting firm, determined that we would revise our previously issued balance sheets, statements of operations, statements of stockholders’ deficit, and statements of cash flows for the fiscal year ended September 30, 2005 and each of the three month periods ended December 31, 2005, March 31, 2006 and June 30, 2006 (collectively, the “Adjusted Periods”), and concluded that such previously issued financial statements, including the auditor’s reports thereon, should no longer be relied upon.

On February 8, 2007, the Company filed a report on Form 8-K under Item 1.02 Termination of a Material Definitive Agreement, stating in part:

As previously disclosed, on December 18, 2006 Benacquista Galleries, Inc. (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Whole In One Products, Inc. (“Whole In One”), a privately-held Nevada corporation, for the purchase of four million nine hundred thousand (4,900,000) unregistered shares of Whole In One’s common stock (the “Common Shares”) in consideration of certain services performed and funds in the aggregate amount of ten thousand dollars ($10,000) (the “Purchase Price”).

On February 2, 2007, as a consequence of certain subsequent events, the Company and Whole In One entered into a second agreement (the “Agreement”), voiding ab initio the Stock Purchase Agreement and restoring each party to its respective position prior to execution and delivery of the Stock Purchase Agreement. In accordance with to the terms and conditions of the Agreement Whole In One will repay the Purchase Price to the Company in exchange for the Company’s return of Whole In One’s Common Shares. No penalties will have been incurred by Whole In One or the Company in connection with the Agreement, and each party has undertaken to bear its own expenses.

On March 30, 2007, the Company filed a report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement, Stating in Part:

On March 27, 2007 Benacquista Galleries, Inc. (the “Company”), entered into an agreement by and among YNOT Eduk8, Inc., a Nevada corporation (“YNOT”), of which the Company is the majority shareholder, and Don Tolman (“Tolman”) the President of YNOT, for the sale of eight million nine hundred two thousand two hundred eighty-seven (8,902,287) shares of YNOT’s common stock, representing the Company’s entire interest in YNOT, to Tolman in exchange for Tolman’s assumption of all rights, obligations and duties of the Company in, to and under the terms of a certain unsecured promissory note issued on September 29, 2005 in the amount of one hundred fifty thousand dollars ($150,000) and bearing interest at a rate of five percent (5%) per annum.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007
BENACQUISTA GALLERIES, INC.

	By:	/s/ James Price
James Price
Chief Executive Officer &
Chief Financial Officer