Form 10QSB
period 2007-06-30
BENACQUISTA GALLERIES INC
filed 2007-08-14
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, the registrant had outstanding 1,072,713 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one):    Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2007	2006
ASSETS
Current Assets
Cash	$-	$1,170
Inventory	-	906,131
Accrued interest receivable	-	3,768
Total Current Assets	-	911,069
Total Assets	$-	$911,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$22,037	$25,080
Accrued interest payable	-	65,578
Unearned income	-	65,461
Due to majority shareholder	34,817	190,938
Note payable to majority shareholder	-	1,012,127
Total Current Liabilities	56,854	1,359,184

Long-Term Liabilities	-	-

Total Liabilities	56,854	1,359,184

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized;1,075,113 and 1,100,113 shares issued, respectively;1,072,713 and 1,097,713 shares oustanding, respectively	1,075	1,100
Treasury stock-at cost 2,400 and 2,400 shares, respectively	(9,867)	(9,867)
Additional paid-in-capital	1,098,502	1,105,008
Stock subscription receivable	-	(292,596)
Accumulated deficit	(1,146,564)	(1,251,760)
Total Stockholders' Deficit	(56,854)	(448,115)
Total Liabilities and Stockholders' Deficit	$-	$911,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		January 17, 2003 (Inception) through June 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	-	5,000	-	5,000
General and administrative	41,492	48,328	131,129	117,083	972,885

Total operating expenses	41,492	48,328	136,129	117,083	977,885

Loss from operations	(41,492)	(48,328)	(136,129)	(117,083)	(977,885)

Other income (expense)
Interest income	240	9,775	7,535	33,939	55,127
Interest expense	(1,181)	(12,621)	(26,332)	(37,855)	(191,915)
Forgiveness of accounts payable	-	8,850	-	8,850	8,850
Total other income (expense)	(941)	6,004	(18,797)	4,934	(127,938)

Net loss from continuing operations	(42,433)	(42,324)	(154,926)	(112,149)	(1,105,823)

Discontinued operations
Gain (loss) from discontinued operations	-	47,823	(3,680)	(100,017)	(304,543)
Gain on sale of YNOT	-	-	263,802	-	263,802

Income (loss) from discontinued operations	-	47,823	260,122	(100,017)	(40,741)

Net (loss) income	$(42,433)	$5,499	$105,196	$(212,166)	$(1,146,564)

Basic and diluted (loss) income per share from:
Continuing operations	$(0.04)	$(0.03)	$(0.14)	$(0.10)
Discontinued operations	$-	$0.04	$0.24	$(0.09)

Net (loss) income per share	$(0.04)	$0.01	$0.10	$(0.19)

Weighted average number of shares outstanding	1,074,361	1,099,591	1,089,929	1,099,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,		January 17, 2003 (Inception)through June 30,
	2007	2006	2007
Cash Flows From Operating Activities
Net income (loss)	$105,196	$(212,166)	$(1,146,564)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Gain on sale of stock of subsidiary	(263,802)	-	(263,802)
Services received for notes receivable	-	-	453,861
Forgiveness of accounts payable	-	(8,850)	(8,850)
Write off of bad debt	-	-	20,150
Advertising expense - web content purchase	-	-	150,000
Changes in operating assets and liabilities
Accounts receivable	-	(20,150)	(20,150)
Inventory	-	(64,754)	(44,004)
Accrued interest receivable	(7,535)	(13,332)	(11,303)
Accounts payable	(2,545)	54,641	31,385
Accrued interest	26,332	(62,149)	91,910
Unearned income	36,665	2,889	102,126
Net Cash From Operating Activities	(105,689)	(323,871)	(645,241)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	-	253,544	253,543
Advances from majority shareholder	134,519	183,615	485,457
Payments to majority shareholder	(30,000)	(100,000)	(190,000)
Capital contribution from majority shareholder	-	3,050	96,108
Purchase of treasury stock	-	(7,817)	(9,867)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	104,519	332,392	645,241
Net Change in Cash	(1,170)	8,521	-
Cash at Beginning of Period	1,170	507	-
Cash at End of Period	$-	$9,028	$-

Cash paid for interest	$-	$100,000	$100,000
Cash paid for income taxes	-	-	-

Non-Cash Investing and Financing Activities
Spin out of YNOT for note payable	$263,802	$-	$263,802
Exchange of Monarch stock subscription note receivable for stock	303,899	-	303,899
Exchange of art inventory for note payable and accrued interest	1,203,499	-	1,203,499
Shares underlying warrants issued in exchange for notes receivable	-	-	1,000,000
Acquistion of web content by issuance of note to majority shareholder	$-	$-	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005 as described in Note 9. YNOT Eduk8, Inc. (“YNOT”) has no business operations activity since inception. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). On March 27, 2007 the Company transferred certain contracts related to the FDR and related liabilities to YNOT and subsequently sold its interest in YNOT as described more fully in Note 9. On April 10, 2007 the Company transferred its inventory, consisting of works of art to Mr. James Price in exchange for certain obligations as described more fully in Note 9. As a result of these transactions, the Company has treated these operations as discontinued in the accompanying statements of operations for the three and nine months ended June 30, 2007 and for the period from January 17, 2003 (inception) to June 30, 2007 as more fully described in Note 10. The Company has restated its historic statement of operations to conform to such presentation. The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 85.5% of the outstanding common stock of the Company as of June 30, 2007.

Interim Financial Information  — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of normal recurring nature. Operating results for the nine-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as filed on Form 10-KSB as of September 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation — The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary, YNOT Eduk8, Inc. since its inception on October 10, 2005 until the sale of the Company’s interest in YNOT on March 27, 2007 as more fully described in Note 9. All intercompany accounts and transactions have been eliminated in consolidation.

Cash  — Cash consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of June 30, 2007 and September 30, 2006.

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

Advertising Expense— Advertising costs are expensed as incurred. Advertising expense for the nine months ended June 30, 2007 and 2006 was $5,841 and $50,019, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted— Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. There are no potentially dilutive securities as of June 30, 2007 and 2006.

Recently Issued Accounting Pronouncements— In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, amending SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106,   Employers’ Accounting for Postretirement Benefits Other than Pensions”, and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” . SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in a reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Business Condition— The Company has a limited operating history. It has not yet been able to fully execute its business plan. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the nine months ended June 30, 2007, the Company had a net loss from continuing operations of $154,926 and it had negative cash flows from operations of $105,689. In addition, the Company had a deficit accumulated in the development stage of $1,146,564 as of June 30, 2007. This situation raises substantial doubt about its ability to continue as a going concern.

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

Composition— Art inventory as of September 30, 2006 is composed of 293 pieces of art consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.

NOTE 5 - INVESTMENT

On December 18, 2006, the Company entered into a Stock Purchase Agreement with Whole In One Products, Inc. (“Whole In One”), a Nevada corporation, for the purchase of 4,900,000 shares of Whole In One’s restricted voting common stock in consideration of $10,000, representing a 49% interest in Whole in One. The Company paid $8,000 in legal fees on behalf of Whole In One in conjunction with the transaction which has been reflected as “General and Administrative expense” in the accompanying condensed consolidated statement of operations for the nine months ended June 30, 2007. Whole In One had no operations and no gains or losses were recognized by the Company. On February 2, 2007 the Company and Whole in One cancelled the agreement and the Company reversed the obligation. The Company recovered the legal fees of $8,000 paid on behalf of Whole In One and has reduced general and administrative expenses for this recovery in the accompanying Statements of Operations for the nine months ended June 30, 2007.

NOTE 6  -  UNEARNED REVENUE

Unearned revenue as of June 30, 2007 and September 30, 2006 of $0 and $65,461 respectively, represents prepayments received on book orders that have not been shipped to the customer. This obligation was assumed by the buyer of YNOT as of March 27, 2007 as more fully described in Note 9.

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

Additional Paid-in Capital— The majority shareholder has made a total of $96,108 cash contributions for the period January 17, 2003 (date of inception) through June 30, 2007.  In addition, the excess of certain obligations due to the majority shareholder over the recorded value of the inventory transferred was recorded as additional paid in capital as a contribution from the majority shareholder in the amount of $297,368 as more fully described in Note 9.

Stock Subscription Receivable— Stock subscription receivable as September 30, 2006, respectively, is comprised of a note receivable from Monarch Consulting. The note bore interest at 5% and was originally due January 2008 with no interim principal or interest payments required. The note is the consideration received upon the exercise of a warrant and the resultant issuance of common stock. As such, the outstanding principal balance of $292,596 is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheet as of September 30, 2006.

In April 2007, the Company entered into a settlement and release agreement with Monarch Consulting pursuant to which the Company released Monarch from its remaining obligations of $292,596 plus accrued interest of $11,303 under the terms of the Note in exchange for the return and cancellation of 25,000 shares of the Company’s common stock acquired by Monarch upon exercise of the Warrant.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In January 2003, the majority shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and was due in full June 30, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art, which was originally acquired for cash. On April 10, 2007, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory recorded at $906,131 as of that date in settlement of all its obligations to Mr. Price as of that date of $1,203,499, comprised of a Note payable to majority shareholder in the amount of $862,127, accrued interest payable in the amount of $80,732 and all non interest bearing advances recorded as “Due to majority shareholder” in the amount of $260,640.  The excess of the obligations over the recorded value of the inventory was recorded as additional paid in capital as a contribution from the majority shareholder in the amount of $297,368.

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

On March 13, 2007, the Company’s Board of Directors declared a dividend and distributed 1,100,103 shares of YNOT common stock.. The stock dividend was paid at the rate of one share of YNOT stock for each share of the Company common stock owned. Subsequent to the dividend, the Company owned 8,902,287 shares of YNOT comprising approximately 89% of the outstanding shares of YNOT as of that date.

On March 27, 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable referred to above and all related accrued interest in exchange for the Company’s 8,902,287 remaining shares of YNOT common stock. As a result of the above transactions, the Company has recognized a gain on the sale of the discontinued operations in the aggregate amount of $263,802 included under the caption “Gain on sale of YNOT” in the accompanying statement of operations for the nine months ended June 30, 2007 and f or the period from January 17, 2003 (date of inception) to June 30, 2007 as more fully described in Note 10.

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

During the nine months ending June 30, 2007 the majority shareholder loaned the company cash of $134,519 for operating expenses and was repaid a total of $30,000.

NOTE 10 - DISCONTINUED OPERATIONS

As discussed in Note 9, in March, 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable and all related accrued interest in exchange for the Company’s 8,902,287 shares of common stock in YNOT.

Also as discussed in Note 9, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory in settlement of all its obligations to Mr. Price as of April 6, 2007.

As a result of these two transactions, the Company has treated the operations of its Art and Publishing segments as discontinued.
A summary of the results from discontinued operations for the three and nine months ended June 30, 2007 and 2006 and for the period from January 17, 2003 (inception) to June 30, 2007 are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		January 17, 2003 (Inception) through June 30,
	2007	2006	2007	2006	2007

Revenues	$847	$50,318	$2,161	$105,073	$243,683
Cost of revenue	-	-	-	154,981	281,731

Gross margin	847	50,318	2,161	(49,908)	(38,048)
Operating Expenses
Advertising and marketing	1,895	2,495	5,841	50,109	266,495

Loss from discontinued operations	(1,048)	47,823	(3,680)	(100,017)	(304,543)
Gain on sale of YNOT	263,802	-	263,802	-	263,802

Total income (loss) from discontinued operations	$262,754	$47,823	$260,122	$(100,017)	$(40,741)

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

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2007 the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in our annual report on Form 10-KSB for the fiscal years ended September 30, 2006 and 2005. Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added raised substantial doubt about our ability to continue as a going concern in their opinion on our financial statements for the fiscal years ended September 30, 2006 and 2005.

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

·      Benacquista Fine Art offers direct and consignment sales of collectible, investment grade works of art, including limited edition prints, and original paintings and sculptures, through our website www.benacquistafineart.com.

·      Benacquista Publishing offers individual publishing services as well as a suite of corporate visibility, public relations and corporate financing services.

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

On September 29, 2005 we also entered into an exclusive publishing and royalty agreement with our director, Don Tolman, to publish certain of his health and educational related books and materials, including the Farmacist Desk Reference (the “FDR ™”).

On October 10, 2005 we incorporated YNOT Eduk8 Inc., as a wholly owned subsidiary, under the laws of the State of Nevada, in order to pursue certain business opportunities related to our acquisition of the website www.ynoteduk8.com, and any opportunities related to future creative works of Don Tolman, should such opportunities arise.

In February 2006 we initiated a share buyback program, with the intention of repurchasing 200,000 shares of our common stock over a period of nine to twelve months at then current bid prices as reported on the OTC Bulletin Board. As of the date of this quarterly report on Form 10-QSB for the nine months ended June 30, 2007 we have repurchased 2,400 shares of our common stock at an average price per share of $4.11.

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

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares included in this quarterly report on Form 10-QSB for the three month period ended June 30, 2007 are stated on a post-consolidated basis for all periods presented. Per share amounts have also been restated for the share consolidation.

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

On April 10, 2007, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its right, title and interest in its inventory recorded at $906,131 as of that date in settlement of any and all of its remaining obligations as of that date payable to Mr. Price comprised of the Note payable to majority shareholder in the principal amount of $862,127 plus all related accrued interest payable thereon, as well as all non interest bearing advances recorded as “Due to majority shareholder” in the accompanying balance sheet made by Mr. Price as of that date.

As a result of the March 27, 2007 and April 10, 2007 transactions described in the previous paragraphs, the Benacquista Fine Art and Benacquista Publishing divisions have been discontinued.

Therefore, our sole remaining business consists of the Physiognomy technology and www.faceyourmate.com web domain. No development has occurred of this technology since its purchase. We are currently in the process of evaluating the commercial potential of the Physiognomy technology as well as exploring other potential business opportunities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

There were no revenues for the quarters ended June 30, 2007 and 2006.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overheads.  General and administrative expenses for the three months ended June 30, 2007 decreased $6,836 to $41,492 from $48,328 for the three months ended June 30, 2006.  The decrease is due to decreased salaries and general corporate overheads partially offset by increases in professional fees.

Other Income (expense)

Other income and expense principally include interest expenses, interest income and forgiveness of accounts payable.
Interest expense for the period is comprised of interest on the Notes Payable to our majority shareholder, James Price.  Interest expense decreased $11,440 to $1,181 for the three months ended June 30, 2007 as compared to $12,621 for the three months ended June 30, 2006.  The decrease is due to the assumption in the YNOT transaction of the $150,000 note to Mr. Price and the settlement agreement with Mr. Price for the $862,127 Note.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes decreased $9,535, to $240 for the three months ended June 30, 2007 compared to $9,775 for the three months ended June 30, 2006. The decrease is attributable to the settlement of the promissory note with Monarch Consulting in April, 2007.

Forgiveness of debt was $8,850 for the three months ended June 30, 2006 is attributable to a one-time settlement arrangement reached with a certain vendor for payment of invoices at amounts less than originally presented.  There is no amount for the three months ended June 30, 2007.

PLAN OF AND RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2007 AND 2006

Revenues

There were no revenues for the nine months ended June 30, 2007 and 2006.

Research and Development Expenses

Research and development expenses were $5,000 for the nine months ended June 30, 2007, due to a lump sum payment made to Physiognomy Interface Technologies, Inc., in exchange for Physiognomy’s interactive dating website, www.faceyourmate.com, and all intellectual property and content related thereto. There was no amount for the nine months ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overheads. General and administrative expenses increased $14,046 to $131,129 for the nine months ended June 30, 2007 from $117,083 for the nine months ended June 30, 2006. This increase is primarily attributable to an increase in professional service fees related to regulatory and reporting obligations associated with our being a public company.

Other Income (expense)

Other income and expenses principally include interest expenses, interest income and forgiveness of accounts payable.

Interest expense for the period is comprised of interest on the Notes Payable to our majority shareholder, James Price.  Interest expense decreased $11,523 to $26,332 for the nine months ended June 30, 2007 as compared to $37,855 for the nine months ended June 30, 2006.  The decrease is due to the assumption in the YNOT transaction of the $150,000 note to Mr. Price and the settlement agreement with Mr. Price for the $862,127 Note.

In January 2003, we issued a warrant to purchase up to 100,000 shares of our common stock at a price of $10.00 per share. During the period of August 17, 2005 through September 7, 2005 the warrant was exercised and we received consideration in the form of certain promissory notes bearing interest at a rate of five percent (5%) per annum and payable in full on or before January 31, 2008 (the “Notes”). Our interest income from the Notes decreased $26,404 to $7,535 for the nine months ended June 30, 2007 compared to $33,939 for the nine months ended June 30, 2006. The decrease is attributable to decreasing average outstanding balances of the notes and the settlement of the promissory note with Monarch Consulting in April, 2007.

Forgiveness of debt was $8,850 for the nine months ended June 30, 2006 is attributable to a one-time settlement arrangement reached with a certain vendor for payment of invoices at amounts less than originally presented.  There is no amount for the nine months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007 we had no cash on hand. Historically, we have funded our operations primarily through advances from our Chief Executive Officer and majority shareholder, James Price, proceeds from the exercise of warrants, and sales of our collectible, investment grade works of art and the Farmacist’s Desk Reference.

For the nine months ended June 30, 2007 we received net cash advances from our Chief Executive Officer and majority shareholder totaling $104,519.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this quarterly report on Form 10-QSB for the nine months ended June 30, 2007, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing or locating a strategic partner willing to finance further product development, our short-term and long-term prospects for growth are minimal.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2007.

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

Date: August 14, 2007
BENACQUISTA GALLERIES, INC.

	By:	/s/ James Price
James Price
Chief Executive Officer & Chief Financial Officer