Form 10KSB
period 2007-09-30
BENACQUISTA GALLERIES INC
filed 2007-12-27
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007.

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
Yes [   ]   No [X]

Revenues for the fiscal year ended September 30, 2007: $0.

As of December 19, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the closing bid and asked prices on such date was approximately $70,005.

At December 19, 2007 the registrant had outstanding 1,072,666 shares of common stock, par value $0.001, of which there is only a single class.

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

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-KSB for the fiscal year ended September 30, 2007 are stated on a post-consolidated basis. Per share amounts have also been restated for the share consolidation.

On April 10, 2007, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory recorded at $906,131 as of that date in settlement of all its obligations to Mr. Price as of that date of $1,203,499, comprised of a Note payable in the amount of $862,127, accrued interest payable in the amount of $80,732 and all non interest bearing advances recorded as “Due to majority shareholder” in the amount of $260,640.

In September 2005, the Company acquired the website www.ynoteduk8.com for $150,000 represented by an unsecured note payable. The note bears interest at 5% per annum and is payable on demand with no periodic payments required. Along with the website acquisition, the company obtained exclusive publishing rights to the “Farmacist Desk Reference” (FDR) from the president of YNOT Education, Inc.

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, then a director of the Company and the shareholder and president of YNOT Education, Inc. for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT Education, Inc. The license agreement called for the payment of royalties of $1 per book sold or 5% of all proceeds collected for other YNOT Education, Inc. works. The license was for a two year term which was to expire September 28, 2007 which would have automatically extended for an additional two year term if royalties of $250,000 were achieved during the initial term. There were no guaranteed minimum royalties, but YNOT Education, Inc. had the right to cancel the Royalty Agreement after the initial two year term if sales were not sufficient to generate $250,000 in royalties.

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

On March 13, 2007, the Company’s Board of Directors declared a dividend and distributed 1,100,103 shares of YNOT common stock. The stock dividend was paid at the rate of one share of YNOT stock for each share of the Company common stock owned. Subsequent to the dividend, the Company owned 8,902,287 shares of YNOT comprising approximately 89% of the outstanding shares of YNOT as of that date.

On March 27, 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable referred to above and all related accrued interest in exchange for the Company’s 8,902,287 remaining shares of YNOT common stock.

Our board currently consists of our sole officer and director James Price.

Our principal executive offices are located at 6870 La Valle Plateada Rancho Santa Fe, California 92067.

BUSINESS

Overview

From our inception in 2003 through April of 2007, we were engaged in various businesses in the field of art sales, publishing and education.  In March, 2007 we sold our interest in our education and publishing business and in April, 2007, we sold our remaining inventory of art.  Since April, 2007, we have been engaged in seeking other opportunities in education, art and publishing.

On November 12, 2007, the Company entered into a Share Exchange Agreement (“Agreement”) with Vibe Records, Inc., a Delaware corporation (“VIBE”) to acquire 100% of the issued and outstanding shares of VIBE in exchange for 13,390,930 common shares of the Company, including a planned 1.5 for 1 share dividend to existing shareholders.  On December 12, 2007, the Company appointed Mr. Robert McCoy to its board of directors.  The Company has not yet closed its acquisition of VIBE and there can be no assurance that such an acquisition will actually take place.  If the acquisition takes place, the Company intends to change its business to enter into the music and music video publication and distribution business under the continued directorship of James Price and Robert McCoy, together with additional management.  If the acquisition does not occur, the Company intends to pursue other opportunities in publishing and media.

Strategic Acquisitions and Partnerships

Other than the acquisition of VIBE as described above, we have not yet decided on a course of action with respect to strategic acquisitions and partnerships.

MARKETING AND DISTRIBUTION

We are not currently marketing or distributing any products or services.

Benacquista Publishing

We are not currently publishing any works.  We will revise our plans in this direction depending on whether or not our acquisition of VIBE is consummated.  As of March 27, 2007 when we sold our YNOT Eduk8, Inc. business, we have not been actively involved in the publishing business,

SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers or revenues in the fiscal year ending September 30, 2007.

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have entered into no long-term written agreements and have no intentions of entering into any such agreements with any suppliers or manufacturers, and we are not substantially dependent, nor do we anticipate becoming substantially dependent, upon any one or more suppliers.

REGULATIONS

We are not currently subject to direct regulation by any federal, state or local government agency, other than regulations applicable to businesses generally.

COMPETITION

Because we have not yet resolved what our future corporate direction will be, it is impossible to assess the competitive landscape.  There are a number of companies pursuing an acquisition strategy in media and publishing, many of whom have greater financial resources than we do.  We are not specifically aware, however, of individual competitors.

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

Trademarks

We do not have any federally registered trademarks.

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

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have not executed confidentiality and/or non-disclosure agreements with any of our key employees, consultants or advisors.

EMPLOYEES

For the fiscal year ended September 30, 2007, we had one full-time and no part-time employees. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007 we have only one full-time employee, our Chief Executive Officer, James Price.

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

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, there were no other pending material legal proceedings to which we were a party and we are not aware that any were contemplated. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2007.

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

Period
	High*	Low*
Fiscal year ended 2007
Quarter ended
December 31, 2006	$0.87	$0.26
March 31, 2007	$7.85	$0.15
June 30, 2007	$4.95	$0.60
September 30, 2007	$1.01	$0.66

Fiscal year ended 2006
Quarter ended
December 31, 2005	$1.20	$0.43
March 31, 2006	$1.51	$0.42
June 30, 2006	$1.06	$0.40
September 30, 2006	$0.99	$0.40

*
On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. All prices reflect said consolidation.

STOCKHOLDERS

As of December 20, 2007, there were approximately 600 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no previously unreported sales of unregistered securities during the fiscal year ended September 30, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our consolidated financial statements for the years ended September 30, 2007 and 2006 and the related notes appearing elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, assume that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern; however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added an explanatory paragraph to their report on our consolidated financial statements for the fiscal years ended September 30, 2007 and 2006 raising substantial doubt as to our ability to continue as a going concern.

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

Revenue Recognition

We have derived revenues from direct and consignment sales of collectible, investment grade works of art, and from individual and corporate-oriented publishing services.  We are uncertain about how we will generate revenue in the future.

We recognize revenues based on the various types of transactions generating the revenue. We recognize art revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectability is reasonably assured.

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

OVERVIEW

We were originally incorporated on January 17, 2003 in accordance with the laws of the State of Nevada as Benacquista Galleries, Inc. We are a development stage company currently exploring acquisitions in media and publishing.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND 2006

      Revenues

We have had no revenues from continuing operations since inception.

      General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overhead. General and administrative expenses decreased $422,943, from $581,177 for the fiscal year ended September 30, 2006, to $158,234 for the fiscal year ended September 30, 2007. This decrease is primarily attributable to a decrease in non-cash investor relation fees.

      Other Income and Expenses

Other income and expenses principally include interest expenses, interest income and forgiveness of debt.

Interest expenses decreased $24,281, from $50,613 for the fiscal year ended September 30, 2006 to $26,332 for the fiscal year ended September 30, 2007. This decrease is attributable to a decrease in the average outstanding balance owed to our Chief Executive Officer and majority shareholder, James Price, for the fiscal year ended September 30, 2007 as compared to the fiscal year ended September 30, 2006.

Liquidity and Capital Resources

As of the fiscal year ended September 30, 2007 we had no cash on hand. Historically, we have funded our operations primarily through advances from our Chief Executive Officer and majority shareholder, James Price, proceeds from the exercise of warrants, and sales of our collectible, investment grade works of art and the Farmacist’s Desk Reference. In the future, we are unsure of how these expenses will be funded other than via James Price or through an acquisition.

For the fiscal year ended September 30, 2007 we received advances from our Chief Executive Officer and majority shareholder totaling $171,224 and $30,000 of these amounts were repaid.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings, an acquisition and further shareholder loans. As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our required level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, in addition to the Vibe acquisition, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing, closing our acquisition, or locating a strategic partner willing to finance further expenses, our short-term and long-term prospects for growth are minimal.

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

As of the fiscal year ended September 30, 2007, and as a result of historical operating losses from in prior years, our deficit accumulated during the development stage was $1,174,419. Lenders generally regard a deficit accumulated during the development stage as a negative factor in assessing creditworthiness, and for this reason, the extent of our deficit accumulated during the development stage coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

RISKS ASSOCIATED WITH OUR BUSINESSES AND INDUSTRIES

ALTHOUGH MANY OF THE RISKS BELOW APPLY TO BUSINESSES WE HAVE DISCONTINUED, THERE IS STILL THE POSSIBLITY OF LIABILITY AND RISKS ASSSOCIATED WITH OUR HAVING CONDUCTED SUCH BUSINESS

We are dependent for our near-term cash and financial prospects on the closing of the acquisition of Vibe Records.

We are currently in the process of attempting to acquire Vibe Records.  There can be no assurance that this acquisition will occur.  If it does not, we lack a clear and certain business strategy going forward.  We do not have any other arrangements in place and do not have any understanding with any other potential strategic business partners and we may never find such suitable partners.  Without a partner, our business will have significant challenges to its viability.

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

We may be subject to complaints from or litigation by consumers, whether or not meritorious, relating to information contained in the FDR or other future health and fitness related books and materials. The FDR contains a clear disclaimer indicating that is not intended to give medical advice or to treat or diagnose any medical condition, however, due to the nature of the material in the FDR there remains the risk that it may be misperceived as offering such advice or misused by our previous customers. Consumer claims could arise at any time and, should they, we may not be successful in defending against them. Any litigation, regardless of the outcome, would entail significant costs and use of management time, which could impair our ability to generate revenue and profit. Moreover, were the FDR, or any of our future health and fitness related books and materials, construed as giving medical advice, we would become subject to an incredibly complex network of federal, state and local regulations and prohibitions that involve substantial civil and criminal penalties. For these reasons or, should we be found liable with regard to a claim arising out of the FDR or any future health and fitness related books and materials, our business, financial condition, and results of operations would be negatively affected.

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

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years Ended September 30, 2007 and 2006, and for the period from January 17, 2003 (Date of Inception) through September 30, 2007	F-4

Consolidated Statements of Stockholders’ Deficit for the Years Ended September 30, 2007 and 2006, and for the period from January 17, 2003 (Date of Inception) through September 30, 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007 and 2006, and for the period from January 17, 2003 (Date of Inception) through September 30, 2007	F-6

Notes to the Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Benacquista Galleries, Inc.

We have audited the accompanying consolidated balance sheets of Benacquista Galleries, Inc. and subsidiary (a development stage enterprise) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2007 and 2006, and for the period from January 17, 2003 (Date of Inception) through September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Benacquista Galleries, Inc. and subsidiary as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, and for the period from January 17, 2003 (Date of Inception) through September 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from continuing operations and negative cash flows from operating activities during each of the two years in the period ended September 30, 2007, and for the period from January 17, 2003 (date of inception) through September 30, 2007. As of September 30, 2007 the Company had a deficit accumulated during the development stage of $1,174,419 and negative working capital of $84,709. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Notes 3 and 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL. P.C.

Salt Lake City, Utah
December 14, 2007

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
ASSETS
Current Assets
Cash	$-	$1,170
Inventory	-	906,131
Accrued interest receivable	-	3,768
Total Current Assets	-	911,069
Total Assets	$-	$911,069

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$13,188	$25,080
Accrued interest payable	-	65,578
Unearned income	-	65,461
Due to majority shareholder	71,521	190,938
Note payable to majority shareholder	-	1,012,127
Total Current Liabilities	84,709	1,359,184

Long-Term Liabilities	-	-

Total Liabilities	84,709	1,359,184

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized;
1,075,666 and 1,100,113 shares issued, respectively;
1,072,666 and 1,097,713 shares outstanding, respectively	1,075	1,100
Treasury stock-at cost 2,400 and 2,400 shares, respectively	(9,867)	(9,867)
Additional paid-in-capital	1,098,502	1,105,008
Stock subscription receivable	-	(292,596)
Accumulated deficit	(1,174,419)	(1,251,760)
Total Stockholders' Deficit	(84,709)	(448,115)
Total Liabilities and Stockholders' Deficit	$-	$911,069

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			January 17,
			2003
			(Inception)
	For the Year Ended		through
	September 30,		September 30,
	2007	2006	2007

Revenue	$-	$-	$-

Operating expenses
Research and development	5,000	-	5,000
General and administrative	158,234	581,177	979,348

Total operating expenses	163,234	581,177	984,348

Loss from operations	(163,234)	(581,177)	(984,348)

Other income (expense)
Interest income	7,535	43,346	55,127
Interest expense	(26,332)	(50,613)	(191,915)
Forgiveness of accounts payable	-	8,850	8,850
Total other income (expense)	(18,797)	1,583	(127,938)

Net loss from continuing operations	(182,031)	(579,594)	(1,112,286)

Discontinued operations
Loss from discontinued operations	(4,430)	(180,755)	(325,935)
Gain on sale of YNOT	263,802	-	263,802

Income (loss) from discontinued operations	259,372	(180,755)	(62,133)

Net income (loss)	$77,341	$(760,349)	$(1,174,419)

Basic and diluted loss (income) per share from:
Continuing operations	$(0.17)	$(0.53)
Discontinued operations	0.24	$(0.16)

Net income (loss) per share	$0.07	$(0.69)

Weighted average number of shares outstanding	1,085,562	1,099,410

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Deficit
						Accumulated
			Additional	Stock		During the
	Common Stock		Paid-in	Subscription	Treasury	Development
	Shares	Amount	Capital	Receivable	Stock	Stage	Total
Balance January 17, 2003 (date of inception)	-	$-	$-	$-	$-	$-	$-

Shares issued for cash, January 2003, $0.001 per share	1,000,113	1,000	9,000	-	-	-	10,000
Capital contributions	-	-	26,350	-	-	-	26,350
Net loss for the period	-	-	-	-	-	(68,150)	(68,150)
Balance - September 30, 2003	1,000,113	1,000	35,350	-	-	(68,150)	(31,800)

Capital contributions	-	-	48,110	-	-	-	48,110
Net loss for the period	-	-	-	-	-	(94,564)	(94,564)
Balance - September 30, 2004	1,000,113	$1,000	$83,460	$-	$-	$(162,714)	$(78,254)

Shares issued underlying warrants issued for notes receivable	100,000	100	999,900	(1,000,000)	-	-	-
Capital contributions	-	-	18,598	-	-	-	18,598
Net loss for the period	-	-	-	-	-	(328,697)	(328,697)
Balance - September 30, 2005	1,100,113	1,100	1,101,958	(1,000,000)	-	(491,411)	(388,353)

Collections of Stock subscription notes	-	-	-	253,543	-	-	253,543
Stock subscription notes paid in services	-	-	-	453,861	-	-	453,861
Purchases of treasury stock	(2,400)	-	-		(9,867)	-	(9,867)
Capital contributions	-	-	3,050	-	-	-	3,050
Net loss for the period	-	-	-		-	(760,349)	(760,349)
Balance - September 30, 2006	1,097,713	$1,100	$1,105,008	$(292,596)	$(9,867)	$(1,251,760)	$(448,115)

Capital Contribution	-	-	297,369	-	-	-	297,369
Repurchase of stock	(25,000)	(25)	(303,875)	292,596		-	(11,304)
Cancellation of shares	(47)	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	77,341	77,341

Balance - September 30, 2007	1,072,666	$1,075	$1,098,502	$-	$(9,867)	$(1,174,419)	$(84,709)

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASHFLOWS

			January 17,
			2003
			(Inception)
	For the Years Ended		through
	September 30,		September 30,
	2007	2006	2007
Cash Flows From Operating Activities
Net income (loss)	$77,341	$(760,349)	$(1,174,419)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of stock of subsidiary	(263,802)	-	(263,802)
Services received for notes receivable	-	453,861	453,861
Forgiveness of accounts payable	-	(8,850)	(8,850)
Write off of bad debt	-	20,150	20,150
Advertising expense - web content purchase	-	-	150,000
Changes in operating assets and liabilities
Accounts receivable	-	(20,150)	(20,150)
Inventory	-	(64,754)	(44,004)
Accrued interest receivable	(7,535)	479	(11,303)
Accounts payable	(11,394)	7,544	22,536
Accrued interest	26,332	(49,393)	91,910
Unearned income	36,665	65,461	102,126
Net Cash From Operating Activities	(142,393)	(356,001)	(681,945)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	-	253,543	253,543
Advances from majority shareholder	171,223	269,938	522,161
Payments to majority shareholder	(30,000)	(160,000)	(190,000)
Capital contribution from majority shareholder	-	3,050	96,108
Purchase of treasury stock	-	(9,867)	(9,867)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	141,223	356,664	681,945
Net Change in Cash	(1,170)	663	-
Cash at Beginning of Period	1,170	507	-
Cash at End of Period	$-	$1,170	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$100,000	$100,000

Non-Cash Investing and Financing Activities
Spin out of YNOT for note payable	$263,802	$-	$263,802
Exchange of Monarch stock subscription note receivable for stock	303,899	-	303,899
Exchange of art inventory for note payable and accrued interest	1,203,499	-	1,203,499
Shares underlying warrants issued in exchange for notes receivable	-	-	1,000,000
Acquistion of web content by issuance of note to majority shareholder	-	-	150,000

The accompanying notes are an integral part of these consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005 as described in Note 10. YNOT Eduk8, Inc. (“YNOT”) has no business operations activity since inception. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its majority shareholder to sustain operations. The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 81.5% of the outstanding common stock of the Company as of September 30, 2007. The planned operations of the Company consisted of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). On March 27, 2007 the Company transferred certain contracts related to the FDR and related liabilities to YNOT and subsequently sold its interest in YNOT as described more fully in Note 9. On April 10, 2007 the Company transferred its inventory, consisting of works of art to Mr. James Price in exchange for certain obligations as described more fully in Note 9. As a result of these transactions, the Company has treated these operations as discontinued in the accompanying statements of operations for the three and nine months ended September 30, 2007 and for the period from January 17, 2003 (inception) to September 30, 2007 as more fully described in Note 10. The Company has restated its historic statement of operations to conform to such presentation.

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

Cash — Cash as of September 30, 2006 consists of a deposit with a bank. There are no amounts in excess of federally insured limits as of September 30, 2007 and 2006.

Inventory — Inventory is stated at the lower of cost or market.

Revenue Recognition — Revenues are recognized by the Company based on the various types of transactions generating the revenue. The Company recognizes art revenue when persuasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Advertising Expense — Advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2007 and 2006 was $5,841 and $110,654, respectively.

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

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying consolidated financial statements for current assets approximate fair values because of the immediate or short-term maturities of these financial instruments.

Net Income (Loss) Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. There are no potentially dilutive securities as of September 30, 2007 and 2006.

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of FAS 141(R) will have on its results of operations or financial position.

NOTE 3  -  GOING CONCERN

Business Condition — The Company has a limited operating history. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended September 30, 2007, the Company had a net loss from continuing operations of $182,031 and it had negative cash flows from operations of $142,393. In addition, the Company had a deficit accumulated in the development stage of $1,174,419 as of September 30, 2007. This situation raises substantial doubt about its ability to continue as a going concern.

As a result of the Company being unable to fully execute its business plan, on March 27, 2007 the Company sold its interest in YNOT as more fully described in Note 9. In addition, the Company transferred its inventory to Mr. James Price in exchange for certain obligations payable to Mr. Price as more fully described in Note 9. In addition, on November 12, 2007, the Company entered into a Share Exchange Agreement as more fully described in Note 12. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4  -  INVENTORY

Value — Inventories are stated at the lower of cost or market. When there is evidence that the inventory value is less than the original cost, the inventory is reduced to market value. The Company determines market value from periodic professional appraisals.

Composition — Art inventory as of September 30, 2006 is composed of 293 pieces of art with a cost of $906,131 consisting of oil-on-canvas, lithograph and pastel paintings, bronze and ceramic sculptures and other miscellaneous items.  During 2007, all inventory was given to settle related party payables as more fully described in Note 9.

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

NOTE 6  -  UNEARNED REVENUE

Unearned revenue as of September 30, 2007 and 2006 of $0 and $65,461 respectively, represents prepayments received on book orders that had not been shipped to the customer. This obligation was assumed by the buyer of YNOT as of March 27, 2007 as more fully described in Note 9.

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

Common Stock — In January 2003, the Company issued 1,000,113 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.01 per share. In August and September, 2005 the Company issued 100,000 shares of common stock upon the exercise of warrants.

Additional Paid-in Capital — The majority shareholder has made a total of $96,108 cash contributions for the period January 17, 2003 (date of inception) through September 30, 2007.  In addition, the excess of certain obligations due to the majority shareholder over the recorded value of the inventory transferred was recorded as additional paid in capital as a contribution from the majority shareholder in the amount of $297,369 as more fully described in Note 9.

Stock Subscription Receivable — The stock subscription receivable as September 30, 2006, is comprised of a note receivable from Monarch Consulting. The note bore interest at 5% and was originally due January 2008 with no interim principal or interest payments required. The note is the consideration received upon the exercise of a warrant and the resultant issuance of common stock. As such, the outstanding principal balance of $292,596 is recorded as an offset to equity as stock subscription receivable in the accompanying balance sheet as of September 30, 2006.

In April 2007, the Company entered into a settlement and release agreement with Monarch Consulting pursuant to which the Company released Monarch from its remaining obligations of $292,596 plus accrued interest of $11,304 under the terms of the Note in exchange for the return and cancellation of 25,000 shares of the Company’s common stock acquired by Monarch upon exercise of the Warrant.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In January 2003, the majority shareholder sold certain of his works of art to the Company for $862,127 represented by an unsecured note payable. The note bears interest at 5% per annum and was due in full June 30, 2005 with no periodic payments required. The purchase price represents the shareholder’s original cost in the art, which was originally acquired for cash. The balance of the note plus accrued interest is currently unpaid and will remain on the books as a demand note continuing to bear the 5% per annum interest. On April 10, 2007, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory recorded at $906,131 as of that date in settlement of all its obligations to Mr. Price as of that date of $1,203,499, comprised of a Note payable in the amount of $862,127, accrued interest payable in the amount of $80,732 and all non interest bearing advances recorded as “Due to majority shareholder” in the amount of $260,640.  The excess of the obligations over the recorded value of the inventory was recorded as additional paid in capital as a contribution from the majority shareholder in the amount of $297,369.

In September 2005, the company acquired the website www.ynoteduk8.com for $150,000 represented by an unsecured note payable. The note bears interest at 5% per annum and is payable on demand with no periodic payments required. Along with the website acquisition, the company obtained exclusive publishing rights to the “Farmacist Desk Reference” (FDR) from the president of YNOT Education, Inc.

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, then a director of the Company and the shareholder and president of YNOT Education, Inc. for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT Education, Inc. The license agreement called for the payment of royalties of $1 per book sold or 5% of all proceeds collected for other YNOT Education, Inc. works. The license was for a two year term which was to expire September 28, 2007 which would have automatically extended for an additional two year term if royalties of $250,000 were achieved during the initial term. There were no guaranteed minimum royalties, but YNOT Education, Inc. had the right to cancel the Royalty Agreement after the initial two year term if sales were not sufficient to generate $250,000 in royalties.

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

On March 13, 2007, the Company’s Board of Directors declared a dividend and distributed 1,100,103 shares of YNOT common stock. The stock dividend was paid at the rate of one share of YNOT stock for each share of the Company common stock owned. Subsequent to the dividend, the Company owned 8,902,287 shares of YNOT comprising approximately 89% of the outstanding shares of YNOT as of that date.

On March 27, 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable referred to above and all related accrued interest in exchange for the Company’s 8,902,287 remaining shares of YNOT common stock.

As a result of the above transactions, the Company has recognized a gain on the sale of the discontinued operations in the aggregate amount of $263,802 included under the caption “Gain on sale of YNOT” in the accompanying statement of operations for the year ended September 30, 2007 and for the period from January 17, 2003 (date of inception) to September 30, 2007 as more fully described in Note 10.

As discussed in Note 8 above, On November 17, 2006 the Company purchased the web site www.faceyourmate.com and the related content from Physiognomy, a company controlled by then director Don Tolman.

Effective November 21, 2006, Don Tolman resigned from our board of directors in order to pursue his other business ventures. Our board currently consists of our sole officer and director James Price.

During the year ended September 30, 2007 the majority shareholder loaned the company cash of $171,223 for operating expenses and was repaid a total of $30,000.

NOTE 10 - DISCONTINUED OPERATIONS

As discussed in Note 9, in March, 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable and all related accrued interest in exchange for the Company’s 8,902,287 shares of common stock in YNOT.  YNOT also had assumed $102,126 of unearned income from the Company as part of the assignment of the Royalty Agreement to YNOT.

Also as discussed in Note 9, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory in settlement of all its obligations to Mr. Price as of April 6, 2007.

As a result of these transactions, the Company has treated the operations of its Art and Publishing segments as discontinued.

A summary of the results from discontinued operations for the years ended September 30, 2007 and 2006 and for the period from January 17, 2003 (inception) to September 30, 2007 are as follows:

			January 17,
			2003
			(Inception)
	For the Year Ended		through
	September 30,		September 30,
	2007	2006	2007

Revenues	$2,161	$105,522	$243,683
Cost of revenue	-	154,981	281,731

Gross margin	2,161	(49,459)	(38,048)
Operating Expenses
Advertising and marketing	5,841	110,654	266,495
General and administrative	750	20,642	21,392
Total operating expenses	6,591	131,296	287,887

Loss from discontinued operations	(4,430)	(180,755)	(325,935)
Gain on sale of YNOT stock	263,802	-	263,802

Total income (loss) from discontinued operations	$259,372	$(180,755)	$(62,133)

The Company has recognized a gain on the sales of the stock of YNOT under the caption “Gain on sale of discontinued operations” in the accompanying consolidated statement of operations for the year ended September 30, 2007 as follows:

Liabilities of YNOT assumed in purchase

Royalty payable	$498
Deferred revenue	102,126

Liabilities assumed by Don Tolman:

Note Payable to majority shareholder	150,000
Accrued interest	11,178
Gain on sale of YNOT Stock	$263,802

NOTE 11 – INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of September 30, 2007 and 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of $1,471,787 and $1,251,760, respectively, which, if unused, will begin to expire in 2023. These net operating losses may be subject to limitations as to their use due to a potential change in control as described in Note 12.

The net deferred tax asset consists of the following at September 30, 2007 and 2006:

	September 30,
	2007	2006
Deferred tax asset - operating loss carryforwards	$500,408	$425,599
Valuation allowance	(500,408)	(425,599)
Total Deferred Income Tax Asset	$-	$-

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

	For the Year Ended
	September 30,
	2007	2006
Tax at federal statutory rate (34%)	$(61,891)	$(258,519)
Unrecognized gain on settlement of debt for inventory	$(101,106)	$-
Utilization of net operating loss carryforward -
discontinued operations	88,188	-
Change in valuation allowance	74,809	258,519
Provision for Income Taxes	$-	$-

NOTE 13 - CONCENTRATIONS

In fiscal 2007, 1 customer accounted for all 100% of sales. In fiscal 2006, 4 customers accounted for 55%, 19%, 13% and 12% of sales, respectively. In addition, 55% of sales were made to a customer in Australia; the remaining 45% were made in the United States.

NOTE 12 – SUBSEQUENT EVENTS

On November 12, 2007, the Company entered into a Share Exchange Agreement (“Agreement”) with Vibe Records, Inc., a Delaware corporation (“Vibe”) to acquire 100% of the 14,113,963 issued and outstanding shares of Vibein exchange for 13,390,930 common shares of the Company.  The Agreement also provides that the Company will undergo a 1.5 for 1 dividend or forward split prior to the closing of the share exchange and that 2 directors nominated by Vibe will be appointed to the Company’s board of directors.    There are a number of conditions to the closing contained within the Agreement as well as the customary representations and warranties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING FINANCIAL DISCLOSURE.

There were no reportable events under this Item 8 during the fiscal year ended September 30, 2007.

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

ITEM 8B. OTHER INFORMATION.

On November 12, 2007, the Company entered into a Share Exchange Agreement (“Agreement”) with Vibe Records, Inc., a Delaware corporation (“VIBE”) to acquire 100% of the issued and outstanding shares of VIBE in exchange for 13,390,930 common shares of the Company, including a planned 1.5 for 1 share dividend to existing shareholders.  On December 12, 2007, the Company appointed Mr. Robert McCoy to its board of directors.  The Company has not yet closed its acquisition of VIBE and there can be no assurance that such an acquisition will actually take place.  If the acquisition takes place, the Company intends to change its business to enter into the music and music video publication and distribution business under the continued directorship of James Price and Robert McCoy, together with additional management.  If the acquisition does not occur, the Company intends to pursue other opportunities in publishing and media.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth our directors and executive officers and their ages as of the fiscal year ended September 30, 2007:

Name	Age	Position

James Price	45	Chief Executive Officer, Principal Financial Officer, President, Director

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

BOARD OF DIRECTORS COMMITTEES

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have no standing committees and our entire board of directors serves as our audit and compensation committees. Our board of directors has determined that James Price, our Chief Executive Officer and a member of our board, qualifies as an audit committee financial experts (as defined in Regulation 228.407(d)(5)(ii) of Regulation S-B), having more than twenty years of work related experience. Furthermore we believe that, collectively, the members of our board of directors are capable of adequately analyzing and evaluating our consolidated financial statements and understanding our internal controls over financial reporting, and that retaining an independent director who would qualify as an audit committee financial expert would be overly cost prohibitive and unwarranted given our limited resources and operations.

CODE OF ETHICS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have not yet adopted a code of ethics for our principal executive officer, principal financial officer or principal accounting officer. We are, however, in the process of drafting such a code of ethics and, upon adoption, it will be made available on our website at www.benacquistagalleries.com. We will also provide a copy of our code of ethics, without charge, to any person who so requests a copy, in writing, at: Benacquista Galleries Inc., 6870 La Valle Plateada Rancho Santa Fe, California 92067.

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

The following table sets for the compliance reporting under Section 16(a) during the last fiscal year.

	Number of Late Reports	Number of Transactions Not Timely Reported	Failure to File
James Martin Price	0	0	-

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation awarded to, earned by, or paid to our Chief Executive Officer during each of the last three completed fiscal years. No other individuals are employed by us or have earned a total annual salary and bonus in excess of $100,000 during any of the last three completed fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Price President and Chief Executive Officer	2007 2006	$ 75,000 $ 75,000	- -	- -	- -	- -	- -	- -	$75,000 $75,000

(1)     A salary expense for services provided by our Chief Executive Officer, James Price, has been recorded in our General and Administrative expenses for each of the fiscal years ended September 30, 2006 and 2007, respectively, however, since our inception, Mr. Price has not drawn any salary or benefits.

Outstanding Equity Awards at Fiscal Year-End

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have not adopted a stock option incentive plan and, since inception have not granted any equity awards to our executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James Price	--	--	--	--	--	--	--	--	--

LONG TERM INCENTIVE PLAN AWARDS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have no long-term incentive plans in place and therefore no awards were made to the executive officer named in the Summary Compensation Table during the most recently completed fiscal year under any long-term incentive plan.

DIRECTOR COMPENSATION

Pursuant to authority granted under our Article III, Section 10 of our bylaws, non-officer directors are entitled to such compensation as our board of directors shall from time to time determine. For the fiscal year ended September 30, 2007 our director James Price was not compensated.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Price	-	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

As of the date of this annual report on Form 10-KSB for the fiscal year ended September 30, 2007, we have no employment agreements in place with any of our executive officers, directors or other employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 20, 2007. The information in these tables provides the ownership information for:

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

Name	Amount and Nature of Ownership	Percent of Class*

James Price (1)**	896,920	83.6%

All officers and directors as a group (1 person)	896,920	83.6%

*	No director or executive officer has different voting rights from any other holder of our common stock.

**	Consists of 917,100 shares of common stock directly owned. Voting and/or investment power over all of these securities is held by James Price.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

OFFICE LEASE RENT

In each of the fiscal years ended September 30, 2006 and 2007, we leased certain office space from our Chief Executive Officer, James Price, on a month-to-month basis at a rate of $500 per month, with no formal lease agreement in place. The aggregate of accrued rent for each of the fiscal years ended September 30, 2006 and 2007, respectively, was $6,000. Although we believe that the monthly rate of rent accrued is as fair as that which could have been obtained in an arms length transaction with unaffiliated third parties, the fact that this office space has been leased from one of our executive officers gives rise to the potential that the terms of the lease may have been less favorable to us than would otherwise have been the case

LOANS

During the year ended September 30, 2007 the majority shareholder loaned the company cash of $171,224 for operating expenses and was repaid a total of $30,000.

OTHER AGREEMENTS

On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. Unless otherwise noted, all references to the number of common shares included in this annual report on Form 10-KSB for the fiscal year ended September 30, 2007 are stated on a post-consolidated basis. Per share amounts have also been restated for the share consolidation.

On April 10, 2007, the Company and Mr. Price entered into a settlement and release agreement pursuant to which the Company transferred all of its rights, title and interest in its inventory recorded at $906,131 as of that date in settlement of all its obligations to Mr. Price as of that date of $1,203,499, comprised of a Note payable in the amount of $862,127, accrued interest payable in the amount of $80,732 and all non interest bearing advances recorded as “Due to majority shareholder” in the amount of $260,640.

In September 2005, the company acquired the website www.ynoteduk8.com for $150,000 represented by an unsecured note payable. The note bears interest at 5% per annum and is payable on demand with no periodic payments required. Along with the website acquisition, the company obtained exclusive publishing rights to the “Farmacist Desk Reference” (FDR) from the president of YNOT Education, Inc.

Concurrently with the purchase of the website content, the Company entered into a Royalty Agreement with Don Tolman, then a director of the Company and the shareholder and president of YNOT Education, Inc. for the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”) and other works created or controlled by YNOT Education, Inc. The license agreement called for the payment of royalties of $1 per book sold or 5% of all proceeds collected for other YNOT Education, Inc. works. The license was for a two year term which was to expire September 28, 2007 which would have automatically extended for an additional two year term if royalties of $250,000 were achieved during the initial term. There were no guaranteed minimum royalties, but YNOT Education, Inc. had the right to cancel the Royalty Agreement after the initial two year term if sales were not sufficient to generate $250,000 in royalties.

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

On March 13, 2007, the Company’s Board of Directors declared a dividend and distributed 1,100,103 shares of YNOT common stock. The stock dividend was paid at the rate of one share of YNOT stock for each share of the Company common stock owned. Subsequent to the dividend, the Company owned 8,902,287 shares of YNOT comprising approximately 89% of the outstanding shares of YNOT as of that date.

On March 27, 2007 the Company entered into an agreement with Don Tolman by which Mr. Tolman assumed the $150,000 unsecured note payable referred to above and all related accrued interest in exchange for the Company’s 8,902,287 remaining shares of YNOT common stock.

On November 12, 2007, the Company entered into a Share Exchange Agreement (“Agreement”) with Vibe Records, Inc., a Delaware corporation (“VIBE”) to acquire 100% of the issued and outstanding shares of VIBE in exchange for 13,390,930 common shares of the Company, including a planned 1.5 for 1 share dividend to existing shareholders.  On December 12, 2007, the Company appointed Mr. Robert McCoy to its board of directors.  The Company has not yet closed its acquisition of VIBE and there can be no assurance that such an acquisition will actually take place.  If the acquisition takes place, the Company intends to change its business to enter into the music and music video publication and distribution business under the continued directorship of James Price and Robert McCoy, together with additional management.  If the acquisition does not occur, the Company intends to pursue other opportunities in publishing and media.

Although we believe that the terms and conditions of the these agreements were as fair as any which could have been negotiated in an arms length transaction with unaffiliated third parties, the fact that these transactions were executed with our officers and directors, and a company of which our officers and directors are officers and directors, gives rise to the potential that the agreements may have been less favorable to us than would otherwise have been the case

ITEM 13. EXHIBITS.

No.	Description of Exhibit

3.1	Articles of Incorporation of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003.

3.2	By-laws of Benacquista Galleries Inc., dated January 17, 2003, incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003.

10.1	Share Exchange Agreement Between Benacquista Galleries Inc. and Vibe Records, Inc., dated November 12, 2007 and incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2007.

31.1	Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 16, 2007. FILED HEREWITH

31.2	Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a), dated January 16, 2007. FILED HEREWITH

32.1
Certification of Benacquista Galleries Inc. Chief Executive Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated January 16, 2007. FILED HEREWITH.

32.2
Certification of Benacquista Galleries Inc. Chief Financial Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), FILED HEREWITH.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2006	2007
Audit fees	$24,112	$37,151
Audit-related fees	-	-
Tax fees	495	1,065
All other fees	-	-
Total	$24,607	$38,216

All audit fees are approved by our board of directors. Hansen, Barnett & Maxwell, P.C. (“HB&M”) does not provide any non-audit services to us.

Audit Fees

Audit fees billed for professional services rendered by HB&M, during the years ended September 30, 2007 and 2006, for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those year ended, totaled approximately $37,151 and $24,112, respectively.

Audit-Related Fees

Audit-related fees billed by HB&M, during the years ended September 30, 2007 and 2005, were primarily for assurance and related services rendered in relation to our registration statements and totaled approximately $0 and $0, respectively.

Tax Fees

Tax fees billed by HB&M, during the years ended September 30, 2007 and 2006, for tax compliance, tax advice and tax planning services, specifically including preparation of our consolidated tax returns and guidance on tax accruals, totaled approximately $1,065 and $495, respectively.

All Other Fees

There were no fees billed by HB&M, during the years ended September 30, 2007 and 2006 for services rendered other than the amounts set forth above.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2007
BENACQUISTA GALLERIES, INC.

	By:	/s/ James Price
James Price
Chief Executive Officer & Chief Financial Officer