Form 10QSB
period 2007-12-31
BENACQUISTA GALLERIES INC
filed 2008-02-14
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes [    ]  No [ X ]

As of February 14, 2008, the registrant had outstanding 1,072,666 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one):          Yes [ X ]  No [    ]

TABLE OF CONTENTS

Page
Number
PART I

ITEM 1. Financial Statements	F-1
ITEM 2. Management’s Discussion and Analysis or Plan of Operation.	1
ITEM 3. Controls and Procedures.	4

PART II

ITEM 1. Legal Proceedings.	5
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	5
ITEM 3. Default Upon Senior Securities.	5
ITEM 4. Submission of Matters to a Vote of Security Holders.	5
ITEM 5. Other Information.	5
ITEM 6. Exhibits.	6

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2007	2007
ASSETS
Current Assets
Cash	$-	$-
Inventory	-	-
Accrued interest receivable	-	-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$11,834	$13,188
Accrued interest payable	-	-
Unearned income	-	-
Due to majority shareholder	104,030	71,521
Note payable to majority shareholder	-	-
Total Current Liabilities	115,864	84,709

Long-Term Liabilities	-	-

Total Liabilities	115,864	84,709

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized;
1,075,066 and 1,075,066 shares issued, respectively;
1,072,666 and 1,072,666 shares oustanding, respectively	1,075	1,075
Treasury stock-at cost 2,400 and 2,400 shares, respectively	(9,867)	(9,867)
Additional paid-in-capital	1,098,502	1,098,502
Stock subscription receivable	-	-
Accumulated deficit	(1,205,574)	(1,174,419)
Total Stockholders' Deficit	(115,864)	(84,709)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			January 17,
			2003
			(Inception)
	For the Three Months Ended		through
	December 31,		December 31,
	2007	2006	2007

Revenue	$-	$-	$-

Operating expenses
Research and development	-	5,000	5,000
General and administrative	31,155	52,993	1,010,503

Total operating expenses	31,155	57,993	1,015,503

Loss from operations	(31,155)	(57,993)	(1,015,503)

Other income (expense)
Interest income	-	3,687	55,127
Interest expense	-	(12,756)	(191,915)
Forgiveness of accounts payable	-	-	8,850
Total other income (expense)	-	(9,069)	(127,938)

Net loss from continuing operations	(31,155)	(67,062)	(1,143,441)

Discontinued operations
Loss from discontinued operations	-	(3,382)	(325,935)
Gain on sale of YNOT	-	-	263,802

Income (loss) from discontinued operations	-	(3,382)	(62,133)

Net income (loss)	$(31,155)	$(70,444)	$(1,205,574)

Basic and diluted loss (income) per share from:
Continuing operations	$(0.03)	$(0.06)
Discontinued operations	$-	$-

Net income (loss) per share	$(0.03)	$(0.06)

Weighted average number of shares outstanding	1,072,666	1,097,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)
			January 17,
			2003
			(Inception)
	For the Three Months Ended		through
	December 31,		December 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net income (loss)	$(31,155)	$(70,444)	$(1,205,574)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of stock of subsidiary	-	-	(263,802)
Services received for notes receivable	-	-	453,861
Forgiveness of accounts payable	-	-	(8,850)
Write off of bad debt	-	-	20,150
Advertising expense - web content purchase	-	-	150,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(20,150)
Inventory	-	-	(44,004)
Accrued interest receivable	-	(3,687)	(11,303)
Accounts payable	(1,354)	9,613	21,182
Accrued interest	-	12,756	91,910
Unearned income	-	35,234	102,126
Net Cash From Operating Activities	(32,509)	(16,528)	(714,454)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	-	-	253,543
Advances from majority shareholder	32,509	37,465	554,670
Payments to majority shareholder	-	(22,000)	(190,000)
Capital contribution from majority shareholder	-	-	96,108
Purchase of treasury stock	-	-	(9,867)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	32,509	15,465	714,454
Net Change in Cash	-	(1,063)	-
Cash at Beginning of Period	-	1,170	-
Cash at End of Period	$-	$107	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$100,000

Non-Cash Investing and Financing Activities
Spin out of YNOT for note payable	$-	$-	$263,802
Exchange of Monarch stock subscription note receivable for stock	-	-	303,899
Exchange of art inventory for note payable and accrued interest	-	-	1,203,499
Shares underlying warrants issued in exchange for notes receivable	-	-	1,000,000
Acquistion of web content by issuance of note to majority shareholder	-	-	150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005. .YNOT Eduk8, Inc. (“YNOT”) has no business operations activity since inception. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). On March 27, 2007 the Company transferred certain contracts related to the FDR and related liabilities to YNOT and subsequently sold its interest in YNOT. On April 10, 2007 the Company transferred its inventory, consisting of works of art to Mr. James Price in exchange for certain obligations. As a result of these transactions, the Company has treated these operations as discontinued in the accompanying statements of operations for the three months ended December 31, 2007 and for the period from January 17, 2003 (inception) to December 31, 2007 as more fully described in Note 6. The Company has restated its historic statement of operations to conform to such presentation. The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 81.5% of the outstanding common stock of the Company as of December 31, 2007.

Interim Financial Information   — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of normal recurring nature. Operating results for the  three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as filed on Form 10-KSB as of September 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation — The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary, YNOT Eduk8, Inc. since its inception on October 10, 2005 until the sale of the Company’s interest in YNOT on March 27, 2007. All intercompany accounts and transactions have been eliminated in consolidation.

Cash   — The Company has no cash on hand as of December 31, 2007 and September 30, 2007.

Revenue Recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Advertising Expense — Advertising costs are expensed as incurred. Advertising expense for the three months ended December 31, 2007 and 2006 was $0 and $3,946, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. There are no potentially dilutive securities as of December 31, 2007 and 2006.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115 SFAS 159. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of the beginning of the period of adoption. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 48-2 which extended the effective date for certain non-public companies to fiscal years beginning after December 15, 2007.  Accordingly, the Company will adopt FIN 48 as of January 1, 2008. The Company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

NOTE 3   -   GOING CONCERN

Business Condition — The Company has a limited operating history. It has not yet been able to fully execute its business plan. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the three months ended December 31, 2007, the Company had a net loss from continuing operations of $31,155 and it had negative cash flows from operations of $36,355. In addition, the Company had a deficit accumulated in the development stage of $1,205,574 as of December 31, 2007. This situation raises substantial doubt about its ability to continue as a going concern.

On November 12, 2007, the Company entered into a Share Exchange Agreement to acquire Vibe Records, Inc. (“Vibe”) which has been cancelled effective January 11, 2007 upon the entry of an Agreement of Sale as more fully described in Note 7. Our president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4   -   STOCKHOLDERS’ EQUITY

Common Stock — In January 2003, the Company issued 1,000,000 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.001 per share. In August and September, 2005 the Company issued 100,000 shares of common stock upon the exercise of warrants. In April 2007, 25,000 of these shares were returned and cancelled.

Additional Paid-in Capital — The majority shareholder has made a total of $96,108 cash contributions for the period January 17, 2003 (date of inception) through December 31, 2007.  In addition, the excess of certain obligations due to the majority shareholder over the recorded value of the inventory transferred was recorded as additional paid in capital as a contribution from the majority shareholder in the amount of $297,368.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ending December 31, 2007 the majority shareholder loaned the company cash of $32,509 for operating expenses.

NOTE 6 - DISCONTINUED OPERATIONS

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

A summary of the results from discontinued operations for the three months ended December 31, 2007 and 2006 and for the period from January 17, 2003 (inception) to December 31, 2007 are as follows:

			January 17,
			2003
			(Inception)
	For the Three Months Ended		through
	December 31,		December 31,
	2007	2006	2007

Revenues	$-	$1,314	$243,683
Cost of revenue	-	-	281,731

Gross margin	-	1,314	(38,048)
Operating Expenses
Advertising and marketing	-	3,946	266,495
General and administrative	-	750	21,392
Total operating expenses	-	4,696	287,887

Loss from discontinued operations	-	(3,382)	(325,935)
Gain on sale of YNOT stock	-	-	263,802

Loss from discontinued operations	$-	$(3,382)	$(62,133)

NOTE 7 – SHARE EXCHANGE AGREEMENT AND AGREEMENT OF SALE

On November 12, 2007, the Company entered into a Share Exchange Agreement (“Agreement”) with Vibe Records, Inc. (“Vibe”) which was cancelled on January 11, 2008 upon the execution of an Agreement of Sale (“New Agreement”) by and between the Company, Vibe, James Price, and Timothy Olphie (“Olphie”), president of Vibe. The New Agreement provides for Olphie or Vibe to purchase 496,910 common shares of Benacquista from James Price for $500,000.  The purchase must occur within a 45 day time frame.  Benacquista made covenants in the agreement not to issue any common shares or options or undertake any material indebtedness during this 45 day time frame.  The Agreement also provides for anti-dilution protection for Mr. Price to guarantee that his remaining 400,000 shares in the corporation constitute at least 5% to 5.5% of the issued and outstanding shares of the corporation for a period of 180 days.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part I, Item 2 of this quarterly report on Form 10-QSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including without limitation the “Risk Factors” contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2007. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended December 31, 2007 the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in our annual report on Form 10-KSB for the fiscal years ended September 30, 2007 and 2006. Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has added raised substantial doubt about our ability to continue as a going concern in their opinion on our financial statements for the fiscal years ended September 30, 2007 and 2006.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

There were no revenues for the quarters ended December 31, 2007 and 2006.

Research and Development Expenses

Research and development expenses were $5,000 for the three months ended December 31, 2006, due to a lump sum payment made to Physiognomy Interface Technologies, Inc., in exchange for Physiognomy’s interactive dating website, www.faceyourmate.com, and all intellectual property and content related thereto. There was no amount for the three months ended December 31, 2007.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overheads.  General and administrative expenses for the three months ended December 31, 2007 decreased $21,838 to $31,155 from $52,993 for the three months ended December 31, 2006.  The decrease is due to decreases in professional fees and decreases in rent.

Other Income (expense)

Other income and expense include interest expense and interest income. Interest expense for the period is comprised of interest on the Notes Payable to our majority shareholder, James Price.  Interest expense was $12,756 for the three months ended December 31, 2006.  There was no amount for the three months ended December 31, 2007. Interest income was $3,687 for the three months ended December 31, 2006. There was no amount for the three months ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2007 we had no cash on hand. Historically, we have funded our operations primarily through advances from our Chief Executive Officer and majority shareholder, James Price, proceeds from the exercise of warrants, and sales of our collectible, investment grade works of art and the Farmacist’s Desk Reference.

For the three months ended December 31, 2007 we received net cash advances from our Chief Executive Officer and majority shareholder totaling $32,509.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this quarterly report on Form 10-QSB for the three months ended December 31, 2007, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

Our short-term prospects are challenging considering our lack of financial resources. In the absence of additional financing or locating a strategic partner willing to finance further product development, our short-term and long-term prospects for growth are minimal.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS No. 123(R), “Share-Based Payment.” This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We do not believe that the adoption of SFAS 157 will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115 SFAS 159. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of the beginning of the period of adoption. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 48-2 which extended the effective date for certain non-public companies to fiscal years beginning after December 15, 2007.  Accordingly, the Company will adopt FIN 48 as of January 1, 2008. The Company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended December 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

ITEM 5. OTHER INFORMATION.

On January 11, 2008, Benacquista Galleries, Inc., a Nevada corporation (“Benacquista:”) and Vibe Records, Inc., a Delaware corporation (“Vibe”), James Price and Timothy Olphie entered into an Agreement of Sale (“New Agreement”) that cancelled the previous Share Exchange Agreement between Vibe and Benacquista dated November 12, 2007 and cancelled the previous Share Purchase Agreement between Price and Olphie dated October 8, 2007.  The New Agreement provides for Olphie or Vibe to purchase 496,910 common shares of Benacquista from James Price for $500,000.  The purchase must occur within a 45 day time frame.  Benacquista made covenants in the agreement not to issue any common shares or options or undertake any material indebtedness during this 45 day time frame.  The Agreement also provides for anti-dilution protection for Mr. Price to guarantee that his remaining 400,000 shares in the corporation constitute at least 5% to 5.5% of the issued and outstanding shares of the corporation for a period of 180 days.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

10.1
Vibe Benacquista Agreement of Sale dated January 11, 2008 by and between Benacquista Galleries, Inc., a Nevada corporation, Vibe Records, Inc., a Delaware corporation, Timothy Olphie and James Price. incorporated by reference to Exhibit 10.1 on Form 8-K filed January 16, 2008.

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

Date: February 14, 2008
BENACQUISTA GALLERIES, INC.

	By:	/s/ James Price
James Price
Chief Executive Officer &
Chief Financial Officer