Form 10QSB
period 2008-03-31
BENACQUISTA GALLERIES INC
filed 2008-05-15
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes [X] No [   ]

As of May 15, 2008, the registrant had outstanding 1,072,666 shares of common stock, par value $0.001 per share, of which there is only a single class.

Transitional Small Business Disclosure Format (Check one):
Yes [  X ] No [  ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BENACQUISTA GALLERIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2008	2007
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,929	$13,188
Due to majority shareholder	136,235	71,521
Total Current Liabilities	139,164	84,709

Total Liabilities	139,164	84,709

Commitments and Contingencies	-	-

Stockholders' Deficit
Common Stock- $0.001 par value; 5,000,000 shares authorized; 1,075,066 shares issued and outstanding	1,075	1,075
Treasury stock-at cost 2,400 shares	(9,867)	(9,867)
Additional paid-in-capital	1,098,502	1,098,502
Accumulated deficit	(1,228,874)	(1,174,419)
Total Stockholders' Deficit	(139,164)	(84,709)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		January 17, 2003 (Inception) through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	-		5,000	5,000
General and administrative	23,300	35,893	54,455	89,637	1,033,803

Total operating expenses	23,300	35,893	54,455	94,637	1,038,803

Loss from operations	(23,300)	(35,893)	(54,455)	(94,637)	(1,038,803)

Other income (expense)
Interest income	-	3,607	-	7,295	55,127
Interest expense	-	(12,395)	-	(25,151)	(191,915)
Forgiveness of accounts payable	-	-	-	-	8,850
Total other income (expense)	-	(8,788)	-	(17,856)	(127,938)

Net loss from continuing operations	(23,300)	(44,681)	(54,455)	(112,493)	(1,166,741)

Discontinued operations
Loss from discontinued operations	-	(1,048)	-	(3,680)	(325,935)
Gain on sale of YNOT	-	263,802	-	263,802	263,802

Income (loss) from discontinued operations	-	262,754	-	260,122	(62,133)

Net (loss) income	$(23,300)	$218,073	$(54,455)	$147,629	$(1,228,874)

Basic and diluted loss (income) per share from:
Continuing operations	$(0.02)	$(0.04)	$(0.05)	$(0.10)
Discontinued operations	$-	$0.24	$-	$0.24

Net (loss) income per share	$(0.02)	$0.20	$(0.05)	$0.13
Basic and diluted
Weighted average shares outstanding	1,072,666	1,100,113	1,072,666	1,100,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)

	For the Six Months Ended		January 17, 2003 (Inception) through
	March 31,		March 31,
	2008	2007	2008
Cash Flows From Operating Activities
Net income (loss)	$(54,455)	$147,629	$(1,228,874)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of stock of subsidiary	-	(263,802)	(263,802)
Services received for notes receivable	-	-	453,861
Forgiveness of accounts payable	-	-	(8,850)
Write off of bad debt	-	-	20,150
Advertising expense - web content purchase	-	-	150,000
Changes in operating assets and liabilities
Accounts receivable	-	(330)	(20,150)
Inventory	-	-	(44,004)
Accrued interest receivable	-	(7,295)	(11,303)
Accounts payable	(10,259)	(6,138)	12,277
Accrued interest	-	25,151	91,910
Unearned income	-	36,665	102,126
Net Cash From Operating Activities	(64,714)	(68,120)	(746,659)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Principal payments from stock subscription notes receivable	-	-	253,543
Advances from majority shareholder	64,714	97,452	586,875
Payments to majority shareholder	-	(30,000)	(190,000)
Capital contribution from majority shareholder	-	-	96,108
Purchase of treasury stock	-	-	(9,867)
Sale of common stock	-	-	10,000
Net Cash From Financing Activities	64,714	67,452	746,659
Net Change in Cash	-	(668)	-
Cash at Beginning of Period	-	1,170	-
Cash at End of Period	$-	$502	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$100,000

Non-Cash Investing and Financing Activities
Spin out of YNOT for note payable	$-	$-	$263,802
Exchange of Monarch stock subscription note receivable for stock	-	-	303,899
Exchange of art inventory for note payable and accrued interest	-	-	1,203,499
Shares underlying warrants issued in exchange for notes receivable	-	-	1,000,000
Acquistion of web content by issuance of note to majority shareholder	-	-	150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BENACQUISTA GALLERIES, INC.
(A Development Stage Enterprise)
NOTES TO UNAUDITED, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations — On January 17, 2003, Benacquista Galleries, Inc. (“the Company”) was organized under the laws of the State of Nevada. On October 10, 2005 the Company formed a wholly owned subsidiary named YNOT Eduk8, Inc. for the purpose of pursuing the business opportunities related to the acquisition of the website content of www.ynoteduk8.com from YNOT Education, Inc. in September, 2005. YNOT Eduk8, Inc. (“YNOT”) had no business operations activity since inception. The Company is considered a development stage enterprise and is in the process of developing markets for its products and raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan, acquiring inventory, and in raising capital to fund its operations. The Company has relied principally upon cash flows from equity issuances and capital contributions from its major shareholder to sustain operations. The planned operations of the Company consist of selling art work through the internet and in September 2005 obtained the exclusive publishing rights to the “Farmacist Desk Reference” (“FDR”). On March 27, 2007 the Company transferred certain contracts related to the FDR and related liabilities to YNOT and subsequently sold its interest in YNOT. On April 10, 2007 the Company transferred its inventory, consisting of works of art to Mr. James Price in exchange for certain obligations. As a result of these transactions, the Company has treated these operations as discontinued in the accompanying statements of operations for the three months ended March 31, 2008 and for the period from January 17, 2003 (inception) to March 31, 2008 as more fully described in Note 6. The Company has restated its historic statement of operations to conform to such presentation. The majority shareholder of the Company is Mr. James Price, our Chief Executive Officer and Chairman of the Board, who owns approximately 81.5% of the outstanding common stock of the Company as of March 31, 2008.  The Company has entered into a Share Exchange Agreement and Agreement of Sale as described in Note 7.

Interim Financial Information   — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of normal recurring nature. Operating results for the six month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements as filed on Form 10-KSB as of September 30, 2007.

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

Cash   — The Company has no cash on hand as of March 31, 2008 and September 30, 2007.

Revenue Recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Advertising Expense — Advertising costs are expensed as incurred. Advertising expense for the six months ended March 31, 2008 and 2007 was $0 and $5,841, respectively.

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

Net Income (Loss) Per Share-Basic and Diluted — Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year. There are no potentially dilutive securities as of March 31, 2008 and 2007.

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

Business Condition — The Company has a limited operating history. It has not yet been able to fully execute its business plan. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the six months ended March 31, 2008, the Company had a net loss from continuing operations of $54,455 and it had negative cash flows from operations of $64,714. In addition, the Company had a deficit accumulated in the development stage of $1,228,874 as of March 31, 2008. This situation raises substantial doubt about its ability to continue as a going concern.

On April 4, 2008 the Company entered into a Share Exchange Agreement to acquire Vibe Records, Inc. (“Vibe”) as more fully described in Note 5. Our president has indicated that he will loan sufficient funds to cover operating needs for the next twelve months. However, there is no guarantee that these loans will be made. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ending March 31, 2008 the majority shareholder loaned the company cash of $64,714 for operating expenses.

NOTE 5 – SHARE EXCHANGE AGREEMENT AND AGREEMENT OF SALE

On April 4, 2008, the Company entered into a Share Exchange Agreement (“Agreement”) with Vibe Records, Inc., a Delaware corporation (“Vibe”) to acquire 100% of the issued and outstanding shares of VIBE in exchange for 13,390,930 common shares of the Company.  The Agreement also provides that the Company will undergo a 1.5 for 1 dividend or forward split prior to the closing of the share exchange and that 2 directors nominated by Vibe will be appointed to the Company’s board of directors.   There are a number of conditions to the closing contained within the Agreement as well as the customary representations and warranties.

The consummation of this transaction would result in a change of control.

In a separate transaction, on January 11, 2008, the Company, Vibe, James Price (“Price”) and Timothy Olphie (“Olphie”) entered into an Agreement of Sale (“New Agreement”) that cancelled the previous Share Exchange Agreement between Vibe and the Company dated November 12, 2007 and cancelled the previous Share Purchase Agreement between Price and Olphie dated October 8, 2007.  The New Agreement provides for Olphie or Vibe to purchase 496,910 common shares of the Company from James Price for $500,000.  The purchase must occur within a 45 day time frame.  The Company made covenants in the agreement not to issue any common shares or options or undertake any material indebtedness during this 45 day time frame.  The Agreement also provides for anti-dilution protection for Price to guarantee that his remaining 400,000 shares in the corporation constitute at least 5% to 5.5% of the issued and outstanding shares of the corporation for a period of 180 days.  The New Agreement was to expire on March 25, 2008.

On April 4, 2008, Benacquista, Vibe, Olphie and Price entered into a letter agreement which amended and supplemented the New Agreement and provided an extension of time for Vibe and Olphie to provide payment.  Under the letter agreement, Olphie paid $25,000 toward the remaining $450,000 purchase price for the shares as a non-refundable deposit and has until April 9, 2008 to pay the balance of $425,000.  In the event that Olphie desires a subsequent extension, he can obtain one for payment of a $25,000 fee (“Subsequent Payment”) which does not apply to the purchase price and which would extend the time to pay the balance of the purchase price of $425,000 until April, 23, 2008.  Price and the Company also agreed that if the Subsequent Payment was made and the balance of the purchase price was paid, Robert S. McCoy, Jr., a director of the Company would receive $25,000 worth of Company common shares.  The Subsequent Payment was not made as of that date.

On April 23, 2008, Benacquista, Vibe, Olphie and Price entered into a new letter agreement which provides an extension of time to pay the balance of the purchase price of $425,000 in exchange for a non-refundable deposit of $25,000 toward the purchase price.  The extension extends the time period to provide payment until May 7, 2008, provided however, that in the event that the purchase price is not paid by April 29, 2008, the non-refundable deposit will no longer be credited toward the purchase price.  Mr. Price and Benacquista also agreed that Benacquista director Robert S. McCoy, Jr. would receive $50,000 worth of Benacquista common shares in the event that the balance of the purchase price is paid by May 7, 2008.  These shares are in lieu of the shares Mr. McCoy would have received under the April 4 letter agreement.

On May 12, 2008, Benacquista, Vibe, Olphie and Price entered into a new letter agreement which provides an extension of time to pay the balance of the purchase price of $425,000 in exchange for a non-refundable extension fee of $25,000 which is not credited toward the purchase price.  The extension extends the time period to provide payment until May 16, 2008.  Mr. Price and Benacquista also agreed that Vibe Records would receive $25,000 worth of Benacquista common shares in the event that the balance of the purchase price is paid by May 16, 2008.  These shares are in lieu of the shares that would have been issued under the April 29, 2008 letter agreement.

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

The following discussion and analysis of our financial condition, results of operations and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended March 31, 2008 the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and Management’s Discussion and Analysis or Plan of Operations contained in our annual report on Form 10-KSB for the fiscal years ended September 30, 2007. Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm, Hansen, Barnett and Maxwell, P.C., has raised substantial doubt about our ability to continue as a going concern in their opinion on our financial statements for the fiscal years ended September 30, 2007 and 2006.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

There were no revenues for the three and six months ended March 31, 2008 and 2007.

Research and Development Expenses

There was no research and development expense for the three months ended March 31, 2008 and 2007.

Research and development expenses were $5,000 for the six months ended March 31, 2007, due to a lump sum payment made to Physiognomy Interface Technologies, Inc., in exchange for Physiognomy’s interactive dating website, www.faceyourmate.com, and all intellectual property and content related thereto. There was no amount for the six months ended March 31, 2008.

General and Administrative Expenses

General and administrative expenses principally include salary expenses, professional fees, investor relations fees, rent and general corporate overheads.  General and administrative expenses for the three months ended March 31, 2008 decreased $12,593 to $23,300 from $35,893 for the three months ended March 31, 2007.  General and administrative expenses for the six months ended March 31, 2008 decreased $35,182 to $54,455 from $89,637 for the six months ended March 31, 2007. The decreases for the respective periods are primarily due to decreases in professional fees.

Other Income and expense

There was no other income and expense for the three and six months ended March 31, 2008.  For the three and six months ended March 31, 2007 other income and expense included interest expense and interest income. Interest expense was comprised of interest on the Notes Payable to our majority shareholder, James Price.  Interest expense was $12,395 and $25,151 for the three and six months ended March 31, 2007, respectively. Interest income was $3,607 and $7,295 for the three and six months ended March 31, 2007, respectively.

Liquidity and Capital Resources

As of March 31, 2008 we had no cash on hand. Historically, we have funded our operations primarily through advances from our Chief Executive Officer and majority shareholder, James Price, proceeds from the exercise of warrants, and sales of our collectible, investment grade works of art and the Farmacist’s Desk Reference.

For the six months ended March 31, 2008 we received net cash advances from our Chief Executive Officer and majority shareholder totaling $64,714.

We do not believe that our current financial resources are sufficient to meet our working capital needs over the next twelve months and, accordingly, we will need to secure additional external financing to continue our operations. We may seek to raise additional capital though private equity or debt financings and further shareholder loans. As of the date of this quarterly report on Form 10-QSB for the six months ended March 31, 2008, we have obtained verbal commitments from our Chief Executive Officer and majority shareholder to make further capital advances to fund our operations; however, there can be no assurance that those further capital advances, if and when made, will be sufficient to sustain our level of operations. Moreover, there can be no assurance that we will be able to secure additional external financing, or, if we are able to secure such external financing, that it will be on terms favorable, or even acceptable, to us. If necessary, we may explore strategic alternatives, including a merger, asset sale, joint venture or other comparable transactions. Any inability to achieve or sustain profitability or otherwise secure external financing or locate a strategic partner would have a material adverse effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern, and we may ultimately be forced to seek protection from creditors under the bankruptcy laws or cease operations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended March 31, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

ITEM 5. OTHER INFORMATION.

On April 4, 2008, the Company entered into a Share Exchange Agreement (“Agreement”) with Vibe Records, Inc., a Delaware corporation (“Vibe”) to acquire 100% of the issued and outstanding shares of VIBE in exchange for 13,390,930 common shares of the Company.  The Agreement also provides that the Company will undergo a 1.5 for 1 dividend or forward split prior to the closing of the share exchange and that 2 directors nominated by Vibe will be appointed to the Company’s board of directors.   There are a number of conditions to the closing contained within the Agreement as well as the customary representations and warranties.

The consummation of this transaction would result in a change of control.

In a separate transaction, on January 11, 2008, the Company, Vibe, James Price (“Price”) and Timothy Olphie (“Olphie”) entered into an Agreement of Sale (“New Agreement”) that cancelled the previous Share Exchange Agreement between Vibe and the Company dated November 12, 2007 and cancelled the previous Share Purchase Agreement between Price and Olphie dated October 8, 2007.  The New Agreement provides for Olphie or Vibe to purchase 496,910 common shares of the Company from James Price for $500,000.  The purchase must occur within a 45 day time frame.  The Company made covenants in the agreement not to issue any common shares or options or undertake any material indebtedness during this 45 day time frame.  The Agreement also provides for anti-dilution protection for Price to guarantee that his remaining 400,000 shares in the corporation constitute at least 5% to 5.5% of the issued and outstanding shares of the corporation for a period of 180 days.  The New Agreement was to expire on March 25, 2008.

On April 4, 2008, Benacquista, Vibe, Olphie and Price entered into a letter agreement which amended and supplemented the New Agreement and provided an extension of time for Vibe and Olphie to provide payment.  Under the letter agreement, Olphie paid $25,000 toward the remaining $450,000 purchase price for the shares as a non-refundable deposit and has until April 9, 2008 to pay the balance of $425,000.  In the event that Olphie desires a subsequent extension, he can obtain one for payment of a $25,000 fee (“Subsequent Payment”) which does not apply to the purchase price and which would extend the time to pay the balance of the purchase price of $425,000 until April, 23, 2008.  Price and the Company also agreed that if the Subsequent Payment was made and the balance of the purchase price was paid, Robert S. McCoy, Jr., a director of the Company would receive $25,000 worth of Company common shares.

On April 23, 2008, Benacquista, Vibe, Olphie and Price entered into a new letter agreement which provides an extension of time to pay the balance of the purchase price of $425,000 in exchange for a non-refundable deposit of $25,000 toward the purchase price.  The extension extends the time period to provide payment until May 7, 2008, provided however, that in the event that the purchase price is not paid by April 29, 2008, the non-refundable deposit will no longer be credited toward the purchase price.  Mr. Price and Benacquista also agreed that Benacquista director Robert S. McCoy, Jr. would receive $50,000 worth of Benacquista common shares in the event that the balance of the purchase price is paid by May 7, 2008.  These shares are in lieu of the shares Mr. McCoy would have received under the April 4 letter agreement.

On May 12, 2008, Benacquista, Vibe, Olphie and Price entered into a new letter agreement which provides an extension of time to pay the balance of the purchase price of $425,000 in exchange for a non-refundable extension fee of $25,000 which is not credited toward the purchase price.  The extension extends the time period to provide payment until May 16, 2008.  Mr. Price and Benacquista also agreed that Vibe Records would receive $25,000 worth of Benacquista common shares in the event that the balance of the purchase price is paid by May 16, 2008.  These shares are in lieu of the shares that would have been issued under the April 29, 2008 letter agreement.

ITEM 6. EXHIBITS.

No.	Description of Exhibit

31.1	Certification of Benacquista Galleries Inc. Chief Executive Officer and Chief Financial Officer, James Price, required by Rule 13a-14(a) or Rule 15d-14(a). FILED HEREWITH

32.1
Certification of Benacquista Galleries Inc. Chief Executive Officer and Chief Financial Officer, James Price, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). FILED HEREWITH.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

BENACQUISTA GALLERIES, INC.

By:	/s/ James Price
James Price
Chief Executive Officer and
Chief Financial Officer