Form 10-Q
period 2008-06-30
VIBE RECORDS, INC. NEVADA
filed 2008-08-19
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

VIBE RECORDS, INC. NEVADA
 (Exact name of registrant as specified in its charter)

Nevada	0-51107	71-0928242
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

446 Edwards Avenue, Suite #1, Calverton, New York	11933
(Address of principal executive offices)	(Zip code)

(631) 555-1212
 (Registrant's telephone number, including area code)

Benacquista Galleries, Inc.
6870 La Valle Plateada Rancho Santa Fe, California
(Former name or former address, if changed since last report)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.
Yes _X_   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ___	Accelerated filer ___

Non-accelerated filer ____	Smaller reporting company _X_

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes__   No  _X_

As of August 13, 2008, the number of shares of common stock, $0.0001 par value, outstanding was 14,564,267

VIBE RECORDS, INC. NEVADA (Formerly Benacquista Galleries, Inc.)
Form 10-Q
For the Quarterly Period Ended June 30, 2008

Table of Contents

CONTENTS
VIBE RECORDS, INC. NEVADA

Page

Financial Statements:

Balance Sheet	1

Statement of Operations	2-3

Statement of Cash Flows	4

Notes to Financial Statements	5-14

UNAUDITED

VIBE RECORDS, INC. NEVADA
CONSOLIDATED BALANCE SHEET
JUNE 30, 2008

ASSETS

	2008	2007
CURRENT ASSETS:
Cash on hand and in bank	$0	$0

TOTAL CURRENT ASSETS	0	0

PROPERTY AND EQUIPMENT - AT COST	60,394	53,635
Less accumulated depreciation	(24,702)	(10,551)

NET PROPERTY AND EQUIPMENT	35,692	43,084

OTHER ASSETS:
Due from affiliated entities	157,506	79,093
TOTAL ASSETS	$193,198	$122,177

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	1,959	2,938
Accounts payable and accrued expenses	65,883	0
Accrued interest payable	579,914	420,695
Note payable	2,271,263	2,646,768

TOTAL LIABILITIES	2,919,019	3,070,401

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock - $.0001 par value, 100,000,000 authorized
14,564,267 and 13,284,267 issued and outstanding respectively	1,456	1,328
Additional paid in capital	2,128,247	657,672
Treasury stock	(669,867)	(0)
Accumulated deficit	(4,185,657)	(3,607,224)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(2,725,821)	$(2,948,224)

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$193,198	$122,177

UNAUDITED

VIBE RECORDS, INC. NEVADA
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED JUNE 30, 2008

			January 13,
			2003 (inception)
			through June 30,
	2008	2007	2008
REVENUES	$0	$0	$0

OPERATING EXPENSES
Research and artist developments costs	120,396	130,942	476,389
General and administrative expenses	77,329	130,456	2,644,421
Professional fees	90,733	1,327	366,604
Interest expense	137,209	222,370	692,038

TOTAL OPERATING EXPENSES	425,667	485,095	4,179,452

(LOSS) FROM OPERATIONS	(425,667)	(485,095)	(4,179,452)

PROVISION FOR INCOME TAXES	(275)	0	(6,205)

NET (LOSS)	(425,942)	(485,095)	(4,185,657)

OTHER COMPREHENSIVE INCOME	0	0	0

COMPREHENSIVE LOSS	$(425,942)	$(485,095)	$(4,185,657)

Loss per weighted-average share of common
stock outstanding, computed on net loss-basic
and fully diluted	(.03)	(.04)	(.29)

Weighted-average number of shares of common
stock outstanding basic and fully diluted	14,564,267	13,284,767

UNAUDITED

VIBE RECORDS, INC. NEVADA
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	2008	2007

REVENUES	$0	$0

OPERATING EXPENSES
Research and development	14,218	30,870
General and administrative	25,695	62,810
Professional fees	38,200	0
Interest expense	48,975	77,551

TOTAL OPERATING EXPENSES	127,088	171,231
(LOSS) FROM OPERATIONS	(127,088)	(171,231)

OTHER INCOME	0	0

NET LOSS	(127,088)	(171,231)
OTHER COMPREHENSIVE INCOME	0	0

COMPREHENSIVE LOSS	(127,088)	(171,231)

Loss per weighted-average share of common stock outstanding,
computed on net loss-basic and fully diluted	(.01)	(.01)

Weighted-average number of shares of common stock outstanding-
basic and fully diluted	14,564,267	13,284,767

UNAUDITED

VIBE RECORDS, INC. NEVADA
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425942)	$(485,095)

Subsidiary	0	0
Depreciation	8,808	5,293
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts payable	62,954	0
Accrued interest payable	107,239	178,320

NET CASH USED FOR OPERATING ACTIVITIES	(246,941)	(301,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,810)	(4,410)
Advance to affiliates	(59,163)	23,661

NET CASH PROVIDED BY (USED) FOR INVESTING ACTIVITIES	(64,973)	19,251

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	1,959	2,938
Increase in notes payable	958,487	276,663
Purchase of Treasury Stock	(660,000)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	300,446	279,601

NET CASH (USED) FOR THE YEAR	(11,468)	(2,630)

CASH AT BEGINNING OF PERIOD	11,468	2,630

CASH AT END OF PERIOD	0	0

ADDITIONAL INFORMATION
Interest paid	29,970	136,961
Taxes paid	275	0

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations - On January 17, 2003, Vibe Records, Inc. Nevada (formerly Benacquista Galleries, Inc.) (the “Company”) was organized under the laws of the State of Nevada.  The Company will do business as an independent record label, distributing and producing recordings in all electronic forms as well as operating a recording and production facility.

The Company intends to  secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year.  The Company utilizes a highly focused artist selection process.  The artist’s value will be significantly increased through the support of the Company’s specialized and well seasoned management team, modest recording budgets supported by, a state of-the-art recording studio, strategic alliances with a renowned audio engineer, and the use of a major manufacturing and distributing firm.  Furthermore, the Company will utilize these economic efficiencies to seek out and enter into agreements with pre-established artists.  Arrangements with established artists will allow the Company to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to the Company for manufacture, distribution and promotion.

The Company will also house and operate state of the art recording and production facilities.  The facilities will be utilized not only by the Company’s internal artist roster but also will be available for outside contracting.

Through these and other endeavors, the Company intends to simultaneously promote and brand the Vibe Records label.  The Company has relied principally upon cash flows from equity issuances and capital contributions from its majority shareholders to sustain operations.

During the period ending June 30, 2008, the Company completed a share exchange acquisition with Vibe Records, Inc. of New York.  The Company acquired 100% of the stock of Vibe for 13,489,201 shares of Benacquista Galleries.  The Company has changed its name to Vibe Records, Inc. Nevada   This transaction resulted in a change in control of Vibe Records, Inc.

The acquisition of Vibe Records, Inc. (Vibe) by Benacquista Galleries, Inc. (Benacquista) effected a change in control of Benacquista and is accounted for as a “reverse acquisition” whereby Vibe is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Company will reflect the historical financial statements of Vibe from its inception and the operations of Benacquista for all periods subsequent to the May 30, 2008 transaction date.

In a separate transaction, Benacquista’s President and CEO James Price (Price) exercised a share agreement with the Company would acquire 396,910 of Price’s 896,910 common shares for a payment of $660,000 or approximately $1.51 per share.  (this is one place to discuss the status of the payments)

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Consolidation - The consolidated financial statements contain the accounts of the Company for all periods presented and the accounts of its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventory - Inventory is stated at the lower cost or market.

Revenue Recognition - Revenues are recognized by the Company based on the various types of transactions generating the revenue.  The Company recognized art revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.

Advertising Expense - Advertising costs are expensed as incurred.  There were no Advertising expense for the period ending June 30, 2008 and 2007.

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for current assets approximate fair values because of the immediate or short-term maturities of these financial instruments.

 Net Income (Loss) Per Share-Basic and Diluted - Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year.  There are no potentially dilutive securities as of June 30, 2008 and 2007.

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES(continued)

Recently Issued Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements.  SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value.  The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability.  SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for the fiscal year.  The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, amending SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pension”, and SFAS no. 132 (R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  SFAS No. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in a reporting entity’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.   The statement is effective as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In September 30, 2008, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior year Measurements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 clarifies the staff’s position regarding the process of quantifying financial statements misstatements.  More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted.  The staff believes this approach is not in the best interests of the users of the financial statements.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged.  At present, the Company is evaluating the impact, if any, that the adoption of SAB 108 will have on the condensed consolidated financial statements.

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 SFAS 159.  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141 (R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is in the process of determining the effect, if any, that the adoption of FAS 141 (R), will have on its results of operations or financial position.

NOTE 3 - GOING CONCERN

Business Condition - The Company has a limited operating history.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended June 30, 2008, the Company had a net loss from continuing operations of $425,942 and it had negative cash flows from operations of $246,941.  In addition, the Company had a deficit accumulated in the development stage of $4,185,657 as of June 30, 2008.  This situation raises substantial doubt about its ability to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2008 and 2007, is comprised of the following:

	2008	2007
Recording and computer equipment	$21,873	$18,155
Furniture and fixtures	8,268	5,227
Automobile	30,253	30,253
	60,394	53,635
Less: Accumulated depreciation	24,702	10,551

Net property and equipment	$35,692	$43,084

Depreciation expense for the six months ended June 30, 2008 and 2007 was $8,808 and
$5,093, respectively.

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 5 - MASTER RECORDINGS

The Company acquired the rights to use the Vibe Records, Inc. trademark license, master recordings and its name.  The Company purchased these rights by issuing stock to the shareholders of Vibe Records, Inc.  The valuation of the asset is based upon experience of the management of the Company and their knowledge of the costs of producing the master recordings.  Management has provided a 100% valuation allowance in regard to this asset.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Common Stock - In January 2003, the Company issued 1,000,113 shares of common stock to various individuals, including officers of the Company, for cash proceeds of $10,000 or $0.01 per share.  In August and September, 2005 the Company issued 100,000 shares of common stock upon the exercise of warrants.

NOTE 7 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation.  As of September 30, 2007 and 2006, the Company had net operating loss carry forward for federal income tax reporting purposes of $1,471,787 and $1,251,760, respectively, which, if unused, will begin to expire in 2023.  These net operating losses have been eliminated due to a change in control upon the merger with Vibe Records, Inc.

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 8 - LOANS PAYABLE

The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by marketable securities of a shareholder.  The balance outstanding as of June 30, 2008 and 2007 was $599,921 and $599,921,   respectively

The Company issued a Promissory Note, dated March 31, 2004, for $25,000 to Robert L. Fulton.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Fulton shall have the right, for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

The Company issued a Promissory Note, dated March 31, 2004, for $25,000 to Ronald Alcus.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Alcus shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

The Company issued a Promissory Note, dated March 31, 2004, for $25,000 to Paul Scaturro.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Scaturro shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

The Company issued a Promissory Note, dated March 31, 2004, for $35,000 to Robert Fishman.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Fishman shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 8 - LOANS PAYABLE (continued)

The Company issued a Promissory Note, dated March 31, 2004, for $70,000 to Kevin Kemp.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Kemp shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 100,000 Shares of Vibe Records, Inc. stock.

The Company issued a Promissory Note, dated March 31, 2004, for $25,000 to James P. Amonette.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Amonette shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 20,000 Shares of Vibe Records, Inc. stock.

As of March 31, 2008, we have an aggregate principal amount, including accrued interest thereon, of
$306,365 due under our convertible promissory notes payable to Robert I. Fulton, Ronald Alcus, Paul Scaturro, Robert Fishman, Kevin Kemp, James Amonette and Charles Taylor, as described above.  We are currently negotiating with the holders of this indebtedness to convert all amounts and payables into an aggregate of 278,250 shares of our common stock, based on a conversion price equal to $1.25 per share.  We have not finalized any agreement with these Noteholders and there is no assurance that we will ever finalize and enter into any such agreement with these noteholders.

The Company has been advanced various sums by Mr. Robert S. McCoy and Michael Tyler.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the majority shareholder.  These loans bear interest at 10% and are due upon demand.

On March 31, 2008, approximately $1,600,000 in principal amounts owed to Mr. McCoy and
Mr. Tyler were converted to Common Stock at $1.25 per share.

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 8 - LOANS PAYABLE (continued)

The following is a summary of the outstanding principal and accrued interest:

	Principal	Accrued Interest	Total

Robert McCoy	$871,822	$295,692	$1,167,574
Michael Tyler	190,700	186,816	377,516
James Price	336,235	2,773	339,008

Totals	$1,398,757	$485,281	$1,884,118

The Company has incurred a bank note for the purchase of an automobile.  The note calls for payments of principal and interest of $693.62 with a final payment due May 25, 2011.  The note is collateralized by the automobile costing $30,252.

NOTE 9 - LEGAL PROCEEDINGS

Vibe Records, Inc. Nevada has filed a Summons and Complaint against the Baker Girls for breach of their Artist Recording Contract, Use and Misappropriation of Trade Secrets, Usurpation of Corporate Assets and Opportunity, Breach of Fiduciary Obligations, Tortious Interference with Contractual Relations, Tortious Interference with Prospective Business Relations, Fraud, Unjust Enrichment, Copyright Infringement and False Designation of Origin under the Lanham Act.  The Company is seeking a Preliminary and Permanent Injunction, and Accounting as well as the imposition of a Constructive Trust as well as One Million Dollars in compensatory and punitive damages before the Court of Maury County in the State of Tennessee.

In addition, the Company is party to certain previous material disputes as follows:

Vibe Records, Inc. Nevada and Vibe Ventures, Inc.:

Vibe Records, Inc. Nevada (Records) and Vibe Ventures, Inc. (Ventures) (an unrelated third party) are parties to a 1990’s declaratory judgment action.  That litigation was commenced to determine each entity’s entitlement to use the “Vibe” trademark, and resulted in an agreement regarding the respective rights to the use of the intellectual property (i.e. Vibe trademark.)  The agreement was memorialized in a settlement agreement (the “Settlement Agreement”) and an accompanying

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AN 2007

NOTE 9 - LEGAL PROCEEDINGS (continued)

Vibe Records, Inc. Nevada and Vibe Ventures, Inc.:

Licensing agreement (the “License” entered into on or about May 29, 1998, between the two unrelated companies.  Pursuant to the Settlement Agreement, Vibe Records agreed to assign the registration for its mark (as defined in the Settlement Agreement) to Vibe Ventures, pursuant to an assignment attached to the Settlement Agreement in exchange for Vibe Venture’s license of Vibe Records mark, pursuant to the License.  The License set forth in pertinent parts, Vibe Records’ right, as follows:

1.  Ventures hereby grants to Records the right and license to use the Mark only as the name of a record label and for records distribution, meaning wholesale distribution of music by a record company, but except as specifically permitted in paragraph 2 of the License.

2.  Nothing in the License shall prohibit Records from using the Mark to identify Records as a record label on records, tapes, CD’s and/or other media now existing or existing in the future used to record music (and on merchandise such as clothing sold to promote Records’ record label) (the “Licensed Products”) sold through direct mail, the Internet and/or in retail stores.

3.   Ventures will not itself use, nor will it enter into any license or other agreement to permit the use of the Mark on Licensed Products, nor will it use the word “VIBE” in immediate proximity to the exact word Records on any Licensed products.

Based upon this agreement, it is Vibe Records’ intellectual property counsel’s opinion that Vibe Ventures is not entitled to create a record label and/or distribute records under the mark assigned to Vibe Records in as much as such use would constitute a use of the Mark on a Licensed Product in violation of paragraph 3 of the License.

On July 5, 2006, The Wicks Group of Companies, L.L.C., A New York-based private equity firm, announced their acquisition of VIBE Ventures, the world’s leading urban music and lifestyle magazine.  Along with their acquisition, management expressed a commitment to extend the VIBE brand into multiple media platforms and distribution channels, while strengthening its unique position among it base of young and multicultural consumers.  A contemporaneous full page advertisement in the June 2006 addition of Vibe Magazine offered “CERTIFIED CLASSIC VIBE REVOLUTIONS CD HITS VOLUME ONE, IN STORES SOON!” which the Company’s legal counsel believes is clear infringement on Vibe Records valued licensed rights.  Furthermore, Vibe Magazine is now promoting other internet music activities available for sale on their website.

UNAUDITED

VIBE RECORDS, INC. NEVADA
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 9 - LEGAL PROCEEDINGS (continued)

On or about June 14, 2006, Vibe Records, through it intellectual property counsel, served notice upon Ventures to cease and desist from any further discussions which reference, utilize or interfere with the license held by Vibe Records, Inc. Nevada.  Although Vibe Records is willing to discuss the possibility of a strategic alliance with Vibe Ventures, a license agreement and/or an alternative assignment of rights that would result in enhanced revenues for both Ventures and Records, Vibe Records may seek damages against Vibe Ventures for infringement on Vibe Records’ intellectual property rights pursuant to the Agreement.

In addition to the foregoing, the Company has pledged the Company’s intellectual property rights in the name “Vibe Records” to Robert S. McCoy pursuant to a Security Lien Agreement whereby McCoy holds a superior lien against any monies received regarding the Trademark license Agreement with Vibe Ventures, LLC.  This lien will be removed when the loans to Mr. McCoy are repaid in the aggregate principal amount of $600,000.

On February 11, 2008, the Company’s motion for an extension to discovery was granted by the United States Patent and Trademark office whereby the Company received a (90) day extension on discovery until May 12, 2008.  Currently, a Stipulation of Settlement is in discussion between the parties.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into various lease agreements for office space expiring in December 2007 calling for rent payments of $3,500 per month.  Subsequent to the balance sheet date the company entered into a new lease calling for monthly payment of $1,850 plus real estate taxes.  Future minimum lease payments are as follows:

Year ending
December 31	Amounts

2008	$36,200
2009	25,700
2010	25,700
2011	25,700
2012 and thereafter	25,700

Totals	$113,300

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategy;

•	reserves;

•	financial strategy;

•	production;

•	uncertainty regarding our future operating results;

•	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of Vibe’s financial condition and results of operations are based on Vibe’s financial statements, which Vibe has prepared in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

We are an early company led by an experienced management team and focused on identifying qualified and talented artists.  Our long term role includes nurturing the artist’s career through teaching, encouragement and supervision, while concurrently searching for and selecting suitable material, accompanists, side-men, producers and other professionals to enhance the artist’s chances for success.

Plan of Operations

The Company intends to attempt to secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year.  The Company utilizes a highly focused artist selection process. The artist’s value will be significantly increased through the support of the Company’s specialized and well seasoned management team, modest recording budgets supported by, a state of-the-art recording studio, strategic alliances with a renowned audio engineer, and the use of a major manufacturing and distributing firm. Furthermore, the Company will utilize these economic efficiencies to seek out and enter into agreements with pre-established artists. Arrangements with established artists will allow the Company to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to the Company for manufacture, distribution and promotion.

The Company will also house and operate state of the art recording and production facilities. The facilities will be utilized not only by the Company’s internal artist roster but also will be available for outside contracting.

Through these and other endeavors, the Company intends to simultaneously promote and brand the Vibe Records label.  The Company believes that operating in this fashion will reduce overhead, and concerns about collection from accounts.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis.

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include, but are not limited to,  revenue recognition, our ability to collect accounts receivable, the carrying value of inventories and fixed assets, the useful lives of our fixed assets and long-lived assets, the impairment of goodwill, the valuation of common stock related to compensation and other services and the recoverability of deferred tax assets. In applying these policies, management must use its informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, and the determination of the market value of stock when issued as compensation or as repayment for loans. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Results of Operations.

Three and Nine Months Ended June 30, 2008 and 2007

There was no revenue or cost of good sold for the three and nine months ended June 30, 2008 and June 30, 2007.

For the three months ending June 30, 2008 and June 30, 2007, the Company experienced a net loss of $127,088 and $171,231, respectively. General and administrative expenses decreased to $25,695 from $62,810 for the three months ended June 30, 2008 and June 30, 2007 due to staff reductions and office relocation. Professional fees and expenses increased to $38,200 from -0- for the three months ended June 30, 2008 and June 30, 2007 due to increase accounting and legal expenses  Research and development expenses decreased to $14,218 from $30,870 for the three months ended June 30, 2008 and June 30, 2007 due to managements time obligations pertaining to the merger  Interest expense decreased to $48,975 from $77,551 for the three months ended June 30, 2008 and June 30, 2007 due to conversion of certain obligations to equity.

For the nine months ending June 30, 2008 and June 30, 2007, the Company experienced a net loss of $425,942 and $485,095, respectively. General and administrative expenses decreased to $77,329 from $130,456 for the nine months ended June 30, 2008 and June 30, 2007 due to staff reductions and office relocations. Professional fees and expenses increased to $90,733 from $1,327 for the nine months ended June 30, 2008 and June 30, 2007 due to accounting and legal expenses.  Research and development expenses decreased to $120,396 from $130,942 for the nine months ended June 30, 2008 and June 30, 2007 due to management obligations associated with the merger  Interest expense decreased to $137,209 from $222,370 for the three months ended June 30, 2008 and June 30, 2007 due to conversion of certain obligations to equity

Liquidity and Capital Resources

As of June 30, 2008, the Company had a working capital deficit of $2,919,019 million. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Nine Months Ended June 30, 2008 and 2007

As shown in the consolidated financial statements, at both June 30, 2008 and June 30, 2007, the Company had no cash on hand.  We had a net loss of $425,942 for the nine months ended June 30, 2008. Net cash used in operating activities was $246,941 for the nine months ended June 30, 2008. This was mainly due to an increase of $62,954 in accounts payable and accrued expenses payable, $107,239 due to an increase in accrued interest payable, and $8,808 of depreciation expenses.

Net cash used in operating activities was $301,482 for the nine months ended June 30, 2007. We had a net loss of $485,095. This was primarily due to an increase in accrued interest payable of $178,320

Cash flows used in investing activities was $64,973 during the nine months ended June 30, 2008, consisting of $5,810 for purchases of property, plant and equipment and $59,163 for advances made to affiliates.

Cash flows provided by investing activities was $19,251 during the nine months ended June 30, 2007, consisting of $4,410 for purchases of property, plant and equipment, offset by $23,661 received from affiliates.

The cash flows provided by financing activities were $330,446 during the nine months ended June 30, 2008 due to an increase in notes payable and purchase of treasury stock.

The cash flows provided by financing activities were $279,601during the three months ended June 30, 2007 also due to an increase in notes payable.

We have historically incurred recurring losses from operations. Our continuation is dependent upon a successful program of acquisitions and achieving a profitable level of operations. We will need $1.5 million of additional financing for ongoing operations and acquisitions. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and
15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings pending for the Registrant at June 30, 2008.  (this needs to include a current, accurate disclosure of all current, pending and threatened litigation)

Item 1A. Risk Factors.

Please refer to Item 1A. "Risk Factors" of our Form 8-K as filed with the Securities & Exchange Commission on June 5, 2008 which includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

10.1
Share Exchange Agreement by and between Vibe Records, Inc. Nevada (f/k/a Benacquista Galleries, Inc.) (the “Company”) and Vibe Records, Inc., dated April 4, 2008. (incorporated by reference and previously filed on Form 8-K on April 8, 2008)

10.2	Letter Agreement by and among the Company Timothy Olphie and James Price dated April 4, 2008. (incorporated by reference and previously filed on Form 8-K on April 8, 2008)

10.3	Agreement of Sale by and among the Company, Vibe Records, Inc., Timothy Olphie and James Price dated January 11, 2008 (incorporated by reference and previously filed on Form 8-K on January 16, 2008)

10.4	Letter Agreement between the Company, Timothy Olphie and James Price dated April 23, 2008, (incorporated by reference and previously filed on Form 8-K on April 29, 2008)

10.5	Letter Agreement between the Company, Vibe Records, Inc., Timothy Olphie and James Price dated May 12, 2008, (incorporated by reference and previously filed on Form 8-K on May 21, 2008).

10.6	Letter Agreement between the Company, Vibe Records, Inc., Timothy Olphie and James Price dated May 16, 2008, (incorporated by reference and previously filed on Form 8-K on May 21, 2008).

10.7
Agreement and Plan of Merger by and among the Company, Benacquista Acquisition Corp. and Vibe Records, Inc., dated May 30, 2008 (incorporated by reference and previously filed on Form 8-K on June 6, 2008).

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

VIBE RECORDS, INC. NEVADA

Date: August 18, 2008	By:	/s/ Timothy J. Olphie
Timothy J. Olphie
Chief Executive Officer and Chief Financial Officer