Form 10-K
period 2008-09-30
VIBE RECORDS, INC. NEVADA
filed 2009-01-13
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 0-51107

VIBE RECORDS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	71-0928242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#824 Old Country road, PO Box 8 Westbury, New York	11590
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (516) 333-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	OTC Bulletin Board

Benacquista Galleries, Inc.
6870 La Valle Plateada Rancho Santa Fe, California
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                           No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ]                                          No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]                  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                                          No  [ X ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on March 31, 2008 (the last business day of the registrant’s most recently completed second quarter) was $913,806.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2008
Common Stock, $.0001 par value per share	14,564,267 shares

PART I.

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

Item 1.  Business

General

Vibe Records, Inc. Business

Vibe Records, Inc., (the “Company” or “Vibe”) incorporated on March 8, 2004 under the laws of the State of Delaware, conducts business as an artist and repertoire company as well as an independent record label.  We intend to distribute recordings made by our artists on a national basis, as well as operate state-of-the-art recording and production facilities.

Vibe Records Holdings, Inc. and Vibe Records, Inc. are separate Delaware corporations.  On September 10, 2007, the two companies entered into a plan and accounting of merger with Vibe Records, Inc. being the surviving corporation.  The two entities are referred to collectively as “Company”.  The Company operates as an independent record label and a highly selective Artist and Repertoire company that intends to distribute nationally recordings made by its artists as well as operate state-of-the-art recording and production facilities.

After identifying qualified and talented artists, our long term role includes nurturing the artist’s career through teaching, encouragement and supervision, while concurrently searching for and selecting suitable material, accompanists, side-men, producers and other professionals to enhance the artist’s chances for success. Vibe intends to attempt to secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year. The experience of Vibe’s President and Chief Executive Officer, Timothy Olphie, will be extensively relied upon in the selection process.  Mr. Olphie has received several Gold and Platinum awards for his role at SOUL/MCA Records in the success of several recording artists and products including, Public Enemy and the acclaimed film “Juice” and its related soundtrack. To date, Mr. Olphie, as Producer and/or Executive Producer, has concluded approximately twenty (20) artist-recording contracts for both major and independent record labels.

The Company employs a focused artist selection and developmental process.  The artist’s value will be significantly increased through the support of the Company’s specialized and well seasoned management team, modest recording budgets supported by a state of-the-art recording studio, a strategic alliance with a renowned audio engineer and the use of a major manufacturing and distributing firm. Furthermore, the Company will utilize these economic efficiencies to seek out and enter into agreements with pre-established artists. Arrangements with established artists will allow the Company to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to the Company for manufacture, distribution and promotion.

The Company anticipates, but has not committed to, soliciting participation in the further development of one or more of their artists in the R&B, rap, pop, country and/or Latin genres through the assignment of a significant portion of their contractual rights to one of the major manufacturing and distributing firms such as: Sony/BMG Music Group, RCA Records, a division of BMG Distribution (BMG) Bertelsman Music Group; Warner/Elektra/Atlantic (WEA), a division of Warner Music, Inc.; Universal Music Group; MCA Records, Inc.;  Polygram Holdings, Inc. (PGD); or Def Jam Music, a division of Universal Music Distribution (UNI) and EMI Music, Inc. Collectively, these companies supply retailers with approximately 80% of the music recordings purchased. If the Company determines it is prudent to assign these rights, the Company intends to obtain and/or retain for its own benefit, royalty overrides as well as publishing and merchandising interests. In order to assure that the Company has sufficient latitude to discover and develop an artist to the level it deems appropriate, if any of the above options of participation outside of the Company are not pursued, the Company has the ability to continue to manufacture and distribute the recordings of its new artists to its alliance with Lightyear Entertainment, which is in turn distributed by Caroline Distribution, the independent distribution arm of EMI Music.

The Company will also house and operate state of the art recording and production facilities. The facilities will be utilized not only by the Company’s internal artist roster but also will be available for outside contracting.

Through these and other endeavors, the Company intends to simultaneously promote and brand the Vibe Records label utilizing the distribution capacity of Lightyear/Caroline/EMI. The Company believes that operating in this fashion will reduce overhead, and concerns about collection from accounts.

Merger

On May 30, 2008, Benacquista Galleries, Inc. (the “Predecessor Company”) and Vibe Records, Inc. (“Vibe” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Vibe.  Vibe, as the surviving entity, became a wholly-owned subsidiary of the Predecessor Company (the “Merger”).  At the closing of the Merger, each share of Vibe’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into one share of the Predecessor Company’s common stock, par value $0.001 per share (“Common Stock”).  This transaction was accounted for as a reverse merger.

Music Industry

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2006, according to IFPI, generated $31.8 billion in retail value of sales. IFPI stands for “International Federation of the Phonographic Industry,” and it is the organization that represents the interests of the recording industry worldwide. Its secretariat is based in London, UK, and its membership comprises some 1450 record companies in 73 countries and affiliated industry associations in 48 countries.  IFPI's mission is to promote the value of recorded music, safeguard the rights of record producers and expand the commercial uses of recorded music in all markets where its members operate.

The Recording Industry Association of America (RIAA) is the trade group that represents the U.S. recording industry. Its mission is to foster a business and legal climate that supports and promotes our members' creative and financial vitality. Its members are the record companies that comprise the most vibrant national music industry in the world. RIAA members create, manufacture and/or distribute approximately 90% of all legitimate sound recordings produced and sold in the United States.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. According to RIAA, record stores’ share of U.S. music sales has declined from 52% in 1997 to 35% in 2006.  Over the course of the last decade, U.S. store share grew from 32% in 1997 to 54% in 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 33% in 2006. In recent years, online sales of records as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 16% of music sales in 2006. In terms of genre, rock remains the most popular style of music, representing 34% of 2006 U.S. unit sales, although genres such as rap/hip-hop, R&B, Country and Latin music have become increasingly popular.

Historical Music Sales

According to RIAA, from 1990 to 1999, the U.S. music recording industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth was driven by demand for music, the replacement of LPs and cassettes with CDs, price increases and strong economic growth and was largely paralleled around the world.

The industry began experiencing negative growth rates in 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales.

Since that time, annual dollar sales of records in the U.S. are estimated to have declined at a compound annual growth rate of 6% (although there was a 2.5% year-over-year increase recorded in 2004). In 2006, the physical business experienced a 14% year-over-year decline on a value basis.

Current Factors

In Vibe’s opinion, the music industry is shifting away from record stores and towards digital downloads.  According to the International Federation of the Phonographic Industry, single-track downloads totaled nearly 795 million in 2006, up 89% on the 420 million online singles sold in 2005. The domestic market accounts for the bulk of those sales, with 582 million single tracks sold online in the U.S. in 2006, up 65 % from 2005.

As the Major Labels stumble, independent labels have gained significant amounts of market share - accounting for a record eighteen percent (18%) of record sales in 2005, according to the RIAA.  Industry experts suggest that mobile music sales can be a major area for growth in the forthcoming years with the recent launch of Apple’s much anticipated iPhone as well as the development of music phones by Nokia Corp. and Sony Ericsson.

According to a new survey by the NDP Group, a consumer research group, the spending on music declined from 44% to 40% per person in 2007, a decrease of 10% as one million people dropped out of the CD-buyer market.  In the meanwhile, 48% of teenagers bought no CD's last year. At the same-time, Apple and I-Tunes store in February, 2008 became the nation’s number-two music retailer. Apple has sold more than 4 Billion downloads since it opened in April 2003 and has 50 million customers.

Vibe believes independent labels are better equipped at Internet marketing via websites and outlets like MySpace and plans to take advantage of this trend.

Marketing

We believe that we have structured and implemented a highly efficient manner in which to enhance the marketing potential of our new talent.  Prior to the anticipated assignment by the Company of any of its rights under comprehensive artist recording contracts, the Company will prepare a master/demo recording package. The Company will establish a master/demo recording fund of $50,000 per artist for this purpose. The package will consist of a professionally produced and engineered 3 to 4 song compilations and will be utilized in conjunction with the solicitation, or if deemed appropriate, possible retention of the artist’s property rights.

In no event shall more than $35,000 of this fund be expended to sign any one artist without the consent of the majority of the Board of the Company. This fund may, however, be increased by a maximum of 20% with the unanimous consent of the Board. In no event shall the aggregate of the Master/Demo Recording fund expenditures for the 5 new artists each year undertaken by the Company (exclusive of our joint ventures) exceed $350,000. The Company intends to adhere to the above-mentioned master/demo recording fund strategy regardless of whether the Company subsequently assigns one or more artists’ contracts, in whole or in part. This process as a whole will be facilitated by the efficiencies the Company intends to utilize pertaining to the critical area of the artist recording budgets (acquisition of in-house recording studio, strategic alliance with renowned studio engineer, et. al.).

Intellectual Property

The Company owns the website and domain VibeRecords.com via Network Solutions Registration # 25962560 (IP Address 206.28.67.2). http://www.viberecords.com/

The Company has registered “Vibe Records” as a trademark in the specific stylized form appearing in Reg. No. 1,819,799 (“Trademark”). The Company believes that such protection is of significant value in identifying the Company's products on CD’s, records, tapes and/or other media existing now or in the future. In addition, the Company believes this ability affords it brand name marketing capability within the fields of recorded music distribution and merchandising.  On September 2, 2004, Vibe Records, Inc. was granted an extension for the Trademark under Serial Number # 74389095.

The Company’s rights in this mark are subject and limited to its rights set forth in the negotiated dispositions of two legal actions entitled National Record Mart, Inc. v. Vibe Records, Inc. and Vibe Ventures v. Vibe Records, Inc. under the dispositions of these actions, Vibe Ventures, LLC (“Vibe Ventures”) the original trademark owner of “Vibe Records”, agreed to give an irrevocable license in perpetuity to the Company allowing the Company to use the word “Vibe” only in conjunction with the word “Records” in the stylized logo as a “record label” (the “Trademark License Agreement”). Its use is limited to the stylized logo as the name of the “record label” for “record distribution” meaning wholesale distribution of music by a record company. Vibe Records, Inc. (New York) irrevocably assigned this interest to Vibe Records Inc. (Delaware).

In addition to the foregoing, the Company has pledged the Company’s intellectual property rights in the name “Vibe Records” to Robert S. McCoy pursuant to a Security Lien Agreement whereby McCoy holds a superior lien against any monies received regarding the Trademark License Agreement with Vibe Ventures, LLC.  This lien will be removed upon the satisfaction of the loans due to Mr. Robert S. McCoy are repaid in the aggregate principal amount of $600,000.

Competition

The heightened ability to sell or assign one’s rights in potentially successful recording products to the four (4) major manufacturing and distribution firms within the music industry, as well as the expanding opportunities to promote and produce one’s talent independently, lead the Company to believe it has positioned itself to compete successfully within the R&B, rap and pop genres of the music industry.  The Company further believes that it has focused upon a demographic target audience which is experiencing, and will continue to experience, substantial growth and that the Master/Demo Recording marketing model is a highly effective manner in which to market the Company’s artists and products.

Nevertheless, the Company's record products are marketed and sold to a segment of the entertainment market that is highly competitive. The principal competitive factors affecting the market for the Company's products include product quality, packaging, brand recognition, brand and artist acceptance, price and distribution capabilities.  There can be no assurance that the Company will be able to compete successfully against current and future competitors based on these and other factors. The Company also competes with a variety of domestic and international producers and distributors many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than the Company.  In the event the Company becomes successful in its marketing, promotion and distribution of products bearing its name, it is likely the Company may experience additional competition in the industry from major labels, each of which is capable of marketing products designed to compete directly in the R&B, rap, country, Latin and pop segments. The Company competes with other music producers and distributors not only for market share, brand acceptance and loyalty, but also for display space in retail establishments and, more importantly, for marketing focus by the Company's distributors and retailers, all of which distribute and sell other manufacturers products. Future competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Independent labels, such as the Company, have however demonstrated themselves especially adept at Internet marketing via websites and outlets like MySpace. Endeavors such as this by independent labels have significantly increased their market share of annual sales as the major labels struggle to adapt to the age of the IPod and the Internet.

Employees

As of May 1, 2008, we employed a total of six employees. We believe that we have a good working relationship with our employees.  We are not a party to any collective bargaining agreements, no employees are represented by a labor union and we believe we have good relations with our employees.

Business Opportunities

The Company will rely on the experience of the Company’s President and Chief Executive Officer, Timothy Olphie. Mr. Olphie has received several Gold and Platinum awards for his role at SOUL/MCA Records in the success of several recording artists and products. To date, Mr. Olphie, as Producer and/or Executive Producer, has concluded approximately twenty five artist-recording contracts for both major and independent record labels.

The following are business opportunities, potential joint ventures and contractual relationships arranged or being negotiated by Mr. Olphie.  The Company will pursue many of the following opportunities after the Merger.

Artist Recording Agreements

J and Travis:

In July of 2007, the Company secured an exclusive recording artist agreement and Joint Venture with Lift Music, LLC with the pop duo Jay and Travis.  Currently Kevon Edmonds and Al Mannerism manage the group. Kevon Edmonds is the brother of the multi platinum producer artist Kenneth “Babyface” Edmonds.

In September 2005, the Company executed a Joint Venture Agreement with Lift Music, whereby the Company and Lift Music would finance, produce, promote, market and distribute recorded materials by pop duo Jay and Travis on an equal profit sharing basis. Pursuant to the Agreement, Lift Music has financed and provided master recordings by Jay and Travis, which the Company will market, promote and distribute through its distribution channels.

The Baker Girls:

On July 28, 2005 the Company secured an exclusive recording artist agreement with the Country duo The Baker Girls.  Pursuant to the terms of the Agreement, The Baker Girls is licensing the excusive right to disseminate The Baker Girls recordings for a period of Thirty-Six (36) Months from February 12, 2003.  Although there is litigation between the Baker Girls and the Company, the Company is involved in settlement talks to resolve the dispute and intends to continue its business relationship with The Baker Girls.

Michael Murphy:

On February 12th, 2003 The Company secured an exclusive recording artist agreement with Michael Murphy. The Agreement calls for Mr. Murphy to provide Two (2) Singles to the Company, with the Company possessing an irrevocable Option for Two (2) additional full length Albums at a royalty rate of 12% as well as a 4% producer royalty with customary escalation clauses. Pursuant to the terms of the Agreement, Mr. Murphy is licensing the excusive right to disseminate Mr. Murphy’s recordings for a period of Thirty Six (36) Months from February 12th, 2003.  The Company intends to continue its business relationship with Mr. Murphy.

Promotional Alliances

Distribution Agreement with Lightyear Entertainment, L.P.

A predecessor of the Company executed a Distribution Agreement, dated April 23, 2004 (“Lightyear Agreement”), directly for worldwide distribution through Lightyear Entertainment, L.P. ("Lightyear"), which is in turn distributed by Caroline Distribution, the independent distribution arm of EMI Music.  Lightyear music product is also distributed by JVC in Japan, by in-akustik in Germany, and by a network of independent distributors elsewhere around the world. Lightyear's DVD, Digital, and Video On Demand distribution for independent films are through Warner Home Video in the U.S. and Canada.  In connection with this Agreement, Lightyear retains a 30% Distribution Fee (which it shares with Caroline/EMI), and the remaining 70% of all wholesale revenue is credited to the Company, less costs incurred by Lightyear on the Company's behalf, such as manufacturing costs and retail placement costs. The Company has negotiated an extension of the Agreement with Lightyear which will take effect upon a payment from the Company to Lightyear.

R&B Foundation Album:

The Company intends to produce and record, on a profit sharing basis, the First R&B Foundation Album which would feature the recordings of legends of the R&B genre (including Smokey Robinson, Jerry Butler, Lloyd Price, Etta James, Carlos Santana, Gladys Knight, George Benson, Chaka Kahn, and Aretha Franklin, et. al.) appearing on recordings in conjunction with some of contemporary R &B’s biggest names (individuals invited to participate would include one of more of the following: Lauren Hill - who is a staunch supporter of the Organization having performed at the 1999 Ceremonies - Stevie Wonder, Janet Jackson, Prince, Mary J. Blige, Bonnie Raitt, Mariah Carey, Whitney Houston, et. al.).  The Company’s Record production of a Benefit Single entitled “Get Together” b/w “United We Stand,” which would provide for all proceeds of said single to go to the benefit of the Foundation, has already been proposed to the Foundation as a means of inducing one or more of the Foundation’s above mentioned marquee artist-supporters to appear on the full length album to be produced by one or more of the Foundation’s marquee producer-supporters (such as Quincy Jones, David Foster, Ken “Babyface” Edmonds, Jimmy Jam, Terry Lewis, et. al.).

The Company has no assurance of this until negotiations are finalized and memorialized in an agreement.  Preliminary negotiations indicate that after recoupment by the Company of all recording costs and fees, the proceeds of all full length album sales would be distributed 75% to the Foundation with the remaining 25% to the Company.  The Company intends to pursue this project.

Artist Development and Dileo Entertainment:

Mr. Frank Dileo is President & CEO of Dileo Entertainment, a diversified talent management company representing clients in all segments of the entertainment industry including music, sports marketing, motion pictures, television, personal appearances, commercial endorsements and theater.  The Company is negotiating a contract with Mr. Dileo intends to work with the Company on recording projects as an independent contractor.

Luck Music:

Music industry veteran Steve Levesque has formed LUCK MEDIA & MARKETING, INC. and serves as President. The firm specializes in music public relations and marketing.  Levesque left his long-time post as Senior Vice President, Music at the Lee Solters Co. to launch Luck Media & Marketing. He originally joined Solters/Roskin/Friedman in 1990. Levesque previously served at Enigma Records as National Director of Media Relations. The Company is negotiating a contract with Luck Media & Marketing to work with the Company as an independent contractor.http://luckmedia.com/

CO 5 Music:

The Company engaged the services of Circle of Fifths Music, L.L.C. (CO5) to provide radio promotion for the Company’s artist the Baker Girls. With David Newmark at the helm with his team of industry veterans (Trudie Richardson, “Bubba” Wayne and Darlene Starr), CO5 will service the group’s single to radio as well as oversee a secondary radio initiative to maintain prior momentum behind the group’s single.
http://www.co5music.com/

Joint Venture Agreements:

Off the Hook Records, Inc:

On January 15, 2004 the Company and Off the Hook Records, Inc. executed a Joint Venture Agreement whereby they will sign new talent to production deals and subsequently finance, produce, promote, market and distribute their master recordings on an 18 % retail sharing basis with Republic Distribution, Inc., a division of Universal Distribution. Both genres of urban entertainment and media will actively co-promote the Company’s artists through their East Coast based promotional resource base. The Company believes that these aggressive grass roots promotional efforts will facilitate the entry of their artists into the urban marketplace.

TC Music, Inc:

In September 2006, the Company executed a Joint Venture Agreement with TC Music whereby the Company and TC Music would finance, produce, promote, market and distribute recorded materials by pop artist Katelyn Tarver on an equal profit sharing basis. Pursuant to the Agreement, TC Music has financed and provided Master recordings by Katelyn Tarver which the Company will market, promote and distribute through its distribution channels.

Item 1A.  Risk Factors

THIS REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS, INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

RISKS RELATED TO OUR BUSINESS

The music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

Illegal downloading of music from the Internet, piracy, economic recession, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to declines in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. New formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations and the distribution of music on mobile devices, and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for all recorded sales, the timing of the recovery cannot be established with accuracy nor can we determine the impact of how these changes will affect individual markets.  There can be no assurance that the Company will ever achieve any revenues or profitable operations through these new digital revenue streams.

The Company has incurred operating losses since inception and there is no certainty that the Company will ever achieve profitability.

The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of its operations.  The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company’s ability to achieve profitability depends upon its ability to discover new talent and develop existing talent, commercial acceptance for its talent, and the Company’s ability to enter into agreements for distribution and manufacturing.  There can be no assurance that the Company will ever achieve any revenues or profitable operations.

The Company may be unable to manage its growth or implement its expansion strategy.

The Company may not be able to expand its product and service offerings, its client base and markets, or implement the other features of its business strategy at the rate or to the extent presently planned. The Company’s projected growth will place a significant strain on the Company’s administrative, operational and financial resources. If the Company is unable to successfully manage its future growth, establish and continue to upgrade its operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, the Company’s financial condition and results of operations could be materially and adversely affected. Furthermore, the Company's growth depends upon its ability to attract new talent and commercially develop existing talent. There can be no assurance that the Company's efforts to attract and develop talent can be accomplished on a profitable basis, if at all. The Company's expansion of its record distribution and promotions will depend on a number of factors, most notably the timely and successful promotion and sale of its products by the Company and its regional distributors. The inability of the Company to expand sales in a timely manner would have a material adverse effect on the Company's business, operating results and financial condition.

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists that have consumer appeal

We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete are significant and have increased as well. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists under terms that are economically attractive to us. There can be no assurance that the Company will be able to successfully and profitably obtain and market such talent in the near term or in the future.

The R&B, rap, pop, country and latin genres of the music industry, where the Company intends to focus, are highly competitive and characterized by changing consumer preferences and continuous introduction of new artists. The Company’s goal is to maintain and improve the recording artists currently under contract with the Company and to seek out and recruit additional talent that will appeal to various consumer preferences.  The Company believes that its future growth will depend, in part, on its ability to anticipate changes in consumer preferences and develop and introduce, in a timely manner, artists and products which adequately address such changes. There can be no assurances that the Company will be successful in recruiting, developing, and marketing such artists and products on a timely and regular basis. The failure of the Company to successfully introduce such artists or products, or the failure of the retail markets to accept them, would have a materially adverse effect on the Company’s ability to operate profitably.

No assurance can be given that consumer demand for the R&B, rap, pop, country and latin genres of the music industry, such as those products intended to be produced by the Company, will continue in the future or, if such demand does continue, that the Company will be able to satisfy consumer preferences. Changes in consumer spending can affect both the quantity sold and the price of the Company's products and may therefore affect the Company's operating results.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and develop and commercialize our products.

Our present and future capital requirements depend on many factors, including:

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our ability to enter into new agreements to expand the distribution of our talents records, and the terms of such agreements;

•	the costs of recruiting and retaining qualified personnel; and

•	the time and costs involved in finding and maintaining talent.

Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

Additional financing may be necessary for the implementation of the Company’s growth strategy.

We may require additional debt and/or equity financing to pursue our growth strategy.  Given our operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing.  Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the Company’s operating flexibility.  The Company’s failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

The Company is dependent upon key personnel and consultants.

The Company’s success is heavily dependent on the continued active participation of its current executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon the Company’s business, financial condition or results of operations. Further, the Company’s success and achievement of its growth plans depend on its ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the music industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company’s activities, could have a materially adverse effect on the Company. The inability of the Company to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on the Company’s business, financial condition or results of operations.  We do not carry “key person” insurance covering any members of our senior management.

The Company is controlled by current officers, directors and principal stockholders.

The Company’s directors, executive officers and principal stockholders and their affiliates beneficially own a majority of the outstanding shares of Common Stock of the Company.  Accordingly, the Company’s executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of the Company’s Board of Directors of the Company and the outcome of issues submitted to the Company’s stockholders.

We face significant competition.

The Company's recorded products will be marketed and sold to a segment of the market that is highly competitive.  The principal competitive factors affecting the market for the Company's products include product quality, packaging, brand recognition, brand and artist acceptance, price and distribution capabilities.  There can be no assurance that the Company will be able to compete successfully against current and future competitors based on these and other factors. The Company also competes with a variety of domestic and international producers and distributors, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than the Company.  In the event the Company becomes successful in its marketing, promotion and distribution of products bearing its name, it is likely the Company may experience additional competition in the industry from major labels, each of which is capable of marketing products designed to compete directly in the R&B, rap, pop, country and latin segments. The Company competes with other music producers and distributors not only for market share, brand acceptance and loyalty, but also for display space in retail establishments and, more importantly, for marketing focus by the Company's distributors and retailers, all of which distribute and sell other manufacturers products.  Future competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Any Inability to adequately protect our intellectual property could harm our ability to compete.

Our future success and ability to compete depends in part upon our intellectual property, which we attempt to protect with a combination of copyright and trademark laws, as well as with contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We have registered one trademark with the United States Patent and Trademark Office. Any trademarks that are issued to us could be invalidated, circumvented or challenged.  Currently, we are involved in a legal proceeding regarding our “Vibe” trademark. While we diligently intend to protect our intellectual property rights, the monitoring of any infringement and/or misappropriation of our intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our intellectual property rights.  Even if we detect infringement or misappropriation of our intellectual property rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

Our involvement in intellectual property litigation could adversely affect our business.

Our business and recognition in the music industry is highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If we are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could, among other things, be forced to pay monetary damages and/or to cease the sale or use of certain products. Any of the foregoing may adversely affect our business.

RISKS RELATED TO OUR COMMON STOCK

There is not now, and there may not ever be, an active market for our shares of common stock.

There can be no assurance that an active market for our common stock will develop. If an active public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our common stock that they own and may lose all of their investment.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Should an active public market develop and our stockholders sell substantial amounts of our common stock in the public market, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Additional stock offerings may dilute current stockholders.

Given our plans and our expectation that we may need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of our current stockholders.

Our Common Stock will be subject to the "Penny Stock" rules of the SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We (being the entity post Merger and therefore including our history as well as that of the Company) have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.  Prior to closing of the contemplated Merger, we will furnish you with supplemental information updating any relevant sections of this report.

Item 2.  Property:

Our principal executive offices are located at # 824 Old Country Road, Westbury, New York 11590.  This office consists of approximately 1800 square feet which we rent for 3,500.00 per month. Our lease terminates in 2012 and we have not as yet determined whether we will renew the lease for the existing space or seek new space.

Item 3.  Legal Proceedings

The Company is presently party to the following legal proceedings.

Baker Girls

The Company has filed a Summons and Complaint against The Baker Girls for breach of their Artist Recording Contract, Use and Misappropriation of Trade Secrets, Usurpation of Corporate Assets and Opportunity, Breach of Fiduciary Obligations, Tortious Interference with Contractual Relations, Tortious Interference with Prospective Business Relations, Fraud, Unjust Enrichment, Copyright Infringement and False Designation of Origin under the Lanham Act. The Company is seeking a preliminary and permanent injunction, an accounting as well as the imposition of a constructive trust as well as One Million Dollars in compensatory and punitive damages before the Court of Maury County in the State of Tennessee.  The Company is involved in settlement talks to resolve the dispute and continue its business relationship with The Baker Girls

In addition the Company and/or its predecessors have been party to certain previous material disputes as follows:

Vibe Records and Vibe Ventures:

The Company and Vibe Ventures were parties to a mid 1990’s declaratory judgment action. That litigation was commenced to determine each party’s entitlement to use of the “Vibe” trademark, and resulted in an agreement regarding the respective rights to the use of the intellectual property (i.e. Vibe trademark.) The agreement was memorialized in a settlement agreement (the “Settlement Agreement”) and an accompanying Trademark License Agreement entered into on or about May 29, 1998, between Records and Ventures.

Pursuant to the Settlement Agreement, the Company agreed to assign the registration for its mark (as defined in the Settlement Agreement) to Vibe Ventures, pursuant to an assignment agreement in exchange for Vibe Venture’s licensing of the Vibe Records mark, pursuant to the Trademark License Agreement. The Trademark License Agreement set forth in pertinent parts, the Company’s rights, as follows:

The Company was granted, subject to certain limitations, the right and license to use the Vibe Trademark only as the name of a record label and wholesale distribution of music by a record company.

The Company was not prohibited from using the Vibe Trademark to identify the Company as a record label on records, tapes, CD’s and/or other media now existing or existing in the future used to record music (and on merchandise such as clothing sold to promote Records’ record label) (the “Licensed Products”) sold through direct mail, the Internet and/or in retail stores.

Vibe Ventures is permitted to use, nor will it enter into any license or other agreement to permit the use of the trademark on “Licensed Products” (as defined in the Trademark License Agreement”), nor will it use the word “VIBE” in immediate proximity to the exact word Records on any Licensed Products.

Based upon this agreement, it is the Company’s intellectual property counsel’s opinion that Vibe Ventures is not entitled to create a record label and/or distribute records under the mark licensed to the Company inasmuch as such use would constitute a use of the Mark on a Licensed Product in violation of paragraph 3 of the Trademark License Agreement.

On July 5, 2006, The Wicks Group of Companies, L.L.C., a New York-based private equity firm, announced their acquisition of Vibe Ventures. Along with their acquisition, management expressed a commitment to extend the “VIBE” brand into multiple media platforms and distribution channels, while strengthening its unique position among its base of young multicultural consumers. A contemporaneous full page Advertisement in the June 2006 addition of Vibe Magazine offered “CERTIFIED CLASSIC VIBE REVOLUTIONS CD HITS VOLUME ONE, IN STORE SOON!”, which counsel believes may infringe upon the Company’s licensed rights under the Trademark License Agreement. Furthermore, Vibe Magazine is now promoting other internet music activities available for sale on their website.

Although the Company is willing to discuss the possibility of a strategic alliance with Vibe Ventures, a license agreement and/or an alternative assignment of rights that would result in enhanced revenues for both Vibe Ventures and the Company, the Company may seek damages against Vibe Ventures for infringement on the Company’s intellectual property rights pursuant to the Trademark License Agreement.

On or about June 14, 2006, the Company, through its intellectual property counsel, served notice upon Vibe Ventures to cease and desist from any further discussions which reference, utilize or interfere with the License held by the Company.  On February 11, 2008, the Company’s motion for an extension to discovery was granted by the United States Patent and Trademark Office whereby the Company received extensions on discovery until August 10, 2008. Currently a Stipulation of Settlement is in discussion between the parties.

In addition to the foregoing, the Company has pledged the Company’s intellectual property rights in the name “Vibe Records” to Robert S. McCoy pursuant to a Security Lien Agreement whereby McCoy holds a superior lien against any monies received regarding the Trademark License Agreement with Vibe Ventures, LLC.  This lien will be removed when the loans to Mr. McCoy are repaid in the aggregate principal amount of $600,000. .

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “VBRE”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, and as obtained from BigCharts.com. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1).

Fiscal year ended September 30, 2008	High	Low
Quarter ended
December 31, 2007	$0.87	$0.26
March 31, 2008	$7.85	$0.15
June 30, 2008	$4.95	$0.60
September 30, 2008	$1.01	$0.66

Fiscal year ended September 30, 2007	High	Low
Quarter ended
December 31, 2006	$0.87	$0.26
March 31, 2007	$7.85	$0.15
June 30, 2007	$4.95	$0.60
September 30, 2007	$1.01	$0.66

(1) On January 8, 2007, we consolidated our authorized common shares on a one-for-ten basis, with a corresponding reduction in our common shares issued and outstanding as of that date. All prices reflect such consolidation.

Item 6.  Selected Financial Data;

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations.

Years Ended September 30, 2008 and 2007

There was no revenue or cost of good sold for the years ended September 30, 2008 and September 30, 2007.

For the years ending September 30, 2008 and September 30, 2007, the Company experienced a net loss of $651,197 and $637,590, respectively. General and administrative expenses decreased to $65,147 from $95,407 for the years ended September 30, 2008 and September 30, 2007 due to staff reductions and office relocation. Professional fees and expenses increased to $197,539 from $10,025 for the years ended September 30, 2008 and September 30, 2007 due to increase accounting and legal expenses.  Research and development expenses decreased to $177,385 from $243,043 for the years ended September 30, 2008 and September 30, 2007 due to management’s time obligations pertaining to the merger.  Interest expense decreased to $211,126 from $289,115 for the years ended September 30, 2008 and September 30, 2007 due to conversion of certain obligations to equity.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a working capital deficit of $3,229,791. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition. To date, the Company has not received any notice of default on any loans.

We have historically incurred recurring losses from operations. Our continuation is dependent upon securing financing and achieving a profitable level of operations. We will need $1.5 million of financing for the execution of our business plan. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.
As shown in the consolidated financial statements, at September 30, 2008 and September 30, 2007, the Company had no cash on hand and cash on hand of $11,468.  We had a net loss of $651,197 for the year ended September 30, 2008. Net cash used in operating activities was $302,022 for the year ended September 30, 2008. This was as a result of our net loss, partially offset by an increase of $180,558 in accounts payable and accrued expenses payable, $156,887 due to an increase in accrued interest payable, and $11,730 of depreciation expenses.  Net cash used in operating activities was $396,654 for the year ended September 30, 2007, as a result of our net loss of $637,590, partially offset by an increase in accrued interest payable of $230,200.

Cash flows used in investing activities was $88,826 during the year ended September 30, 2008, consisting of $4,460 for purchases of property, plant and equipment and $84,336 for advances made to affiliates.  Cash flows used by investing activities was $48,270 during the year ended September 30, 2007, consisting of $5,539 for purchases of property, plant and equipment, offset by $42,911 received from affiliates.

The cash flows provided by financing activities were $379,380 during the year ended September 30, 2008 due to an increase in notes payable and purchase of treasury stock.  The cash flows provided by financing activities were $453,762 during the year ended September 30, 2007 due to an increase in notes payable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company, together with the Reports of Independent Registered Public Accounting Firm thereon of S. W. Hatfield, CPA, appear herein. See Index to Consolidated Financial Statements, appearing on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On August 7, 2008, we dismissed Hansen, Barnett and Maxwell PC (the " Former Auditors "), as our certified independent accountants and retained Scott W. Hatfield CPA (the " New Auditor ") as our certified accountants.  On July 14, 2008 our Audit Committee as well as our board of directors approved the change in auditors.

In connection with the audits of the Registrant’s financial statements for the fiscal years ended September 30, 2007 and 2006 there were no disagreements with the Former Auditors on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the Former Auditors would have caused them to make reference to the subject matter of the disagreement in their report.  Neither of the Former Auditors reports on the financial statements for the fiscal years ended September 30, 2007 and 2006 contained an adverse opinion, or was modified as to uncertainty, audit scope or accounting principals, except that the Former Auditor’s opinion in its report on the financial statements expressed substantial doubt with respect to our ability to continue as a going concern for each of those two years.

On August 7, 2008, we engaged the New Auditor as its certified independent accountants for the year ending September 30, 2008.  Prior to July 14, 2008 we had not consulted with the New Auditor concerning the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the financial statement.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2008.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Timothy J. Olphie	54	Chairman of the Board, President and Chief Executive Officer
Robert S. McCoy, Jr.	70	Director
Thomas G. Kober	50	Vice President & Treasurer, Director
Michael L. Tyler	50	Vice President & Secretary, Director

Timothy J. Olphie, President and Director

From January 1993 to the present, Mr. Olphie has been employed as an independent record producer.  Since May 2004, he has been President of the Company. Mr. Olphie received a Bachelor’s Degree in Marketing and Management from the State University of New York at Brockport.

Mr. Olphie has been actively involved in the music industry for twenty five (25) years, entering as an Account Representative with the New York City branch office of the American Society of Composers, Authors and Publishers (ASCAP) in 1979. In 1982 Mr. Olphie was offered, and accepted, a position with Record World, a regionally based record franchise. He was promoted to the role of Public Relations Director shortly thereafter and remained with the company until 1989, at which time he accepted a position with CBS Records as an Account Service Representative.

In 1991, Mr. Olphie accepted a position as General Manager of SOUL/MCA Records, a joint venture between Sound of Urban Listeners (SOUL) and MCA Records, Inc. of New York City. His responsibilities included the day-to-day activities of an independent record company distributed by major label and the marketing and management of several SOUL/MCA recording acts. At SOUL/MCA, Mr. Olphie received several Gold and Platinum awards for his role in the success of several recording acts including Public Enemy, the Young Black Teenagers, and the movie “Juice” and its related soundtrack. In addition, Mr. Olphie was responsible for negotiating the terms and promotional success for the “Bomb Squad”; renowned producers, Hank and Keith Shocklee. The likes of Vanessa Williams, “The Right Stuff”, Bobby Brown, Bell, Biv, Devoe,” I Thought it was Me”, Madonna, “Like a Prayer”, Ice Cube, Son of Bazerk, Jody Watley, etc. to name a few. To date, Mr. Olphie has concluded approximately twenty five (25) artist recording contracts for both major and independent record labels as producer and/or executive producer including Danny Gatton on Elektra Entertainment, a division of Warner Communications, Inc. (nominated for “Best Rock Instrumental – 1992 Grammy Awards”); Spectrum City (currently known as Public Enemy) on Hollywood Records, a division of the Walt Disney Company specifically the movie “South Central:, Produced by Oliver Stone; Jammy on Vibe Records, Inc. (distributed nationally by Landmark Distributors, Inc.); Ricca on Epic Records, a division of SONY and Producer of former Vibe Records recording artist Chantele Doucette winner of the 2003 Adult Singer award for CBS Television’s Star Search show. In addition, Ms. Doucette was awarded a Sony Music recording contract. In 1993 Mr. Olphie joined Independent National Distribution Inc. (INDI) and became their New York City Sales Representative.

Robert S. McCoy, Jr., Director

Since May 2004, Robert S. McCoy, Jr. has been a director of Vibe Records, Inc. He retired in 2003 after 19 years with Wachovia Corporation and successor companies. Mr. McCoy had been Vice Chairman and Chief Financial Officer of Wachovia. Prior to joining the banking industry Mr. McCoy was with Price Waterhouse & Co. for 23 years. Mr. McCoy currently serves on the Board of Directors of four public companies; Krispy Kreme Doughnuts, Inc, MedCath Corporation, Website Pros, Inc., and Benacquista Galleries, Inc. He also serves on the board of additional private companies in which he is an investor.

Dr. Michael L. Tyler, Director, Vice President and Secretary

Since May 2004, Dr. Michael L. Tyler has been a Director, Vice President and Secretary of Vibe Records, Inc.  Dr. Tyler graduated magna cum laude from Columbia State Community College in Columbia, Tennessee, in 1977 with Associate of Science degrees in chemistry and biology.  He continued his education at Memphis State University in Memphis, TN., graduating magna cum laude in 1979 with Bachelor of Science degrees in chemistry and biology.  His doctorate degree in dentistry was earned from the University of Tennessee Center for the Health Sciences in Memphis, TN., in 1983. Dr. Tyler has been practicing general and family dentistry for the last 21 years.  He is a member of the American Dental Association, Tennessee Dental Association, and Maury County Dental Association.  He is on staff at Maury Regional Hospital. He is a member of Rotary International, serving his local club as president, and has been honored with a Paul Harris Fellowship.

Thomas G. Kober, C.P.A., Director, Vice President and Treasurer

Since May 2004, Thomas G. Kober, has been a Director of Vibe Records, Inc. and has served as Vice President and Treasurer since July 2007.  Mr. Kober’s Academic and Professional Credentials consist of the following: Bachelor of Science, Accounting, Manhattan College, 1979; Certified Public Accountant, 1985. He is presently a Partner in Blanchfield, Meyer Kober and Rizzo LLP, since 1986 and specializes in the construction industry, Sarbanes-Oxley compliance requirements, consulting public companies regarding SEC filing requirements, computer hardware and software consulting with extensive experience in consulting on mergers and acquisitions as well as negotiating with financial institutions.

Mr. Kober’s Professional Affiliations include: American Institute of Certified Public Accountants, Member Information Technology Division, Member Taxation Committee, New York State Society of Certified Public Accountants, Member Real Estate Contractors Committee, Long Island Chapter of the Construction Financial Management Association, Former Treasurer and member of Board of Directors, Long Island Association - Tax Policy Committee, Board member of various charitable endeavors.

Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation paid to the Company’s executive officers.  No other executive officers earned more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy J. Olphie, President and CEO	2007	$75,000	-	-	-	-	-	$-	$-
James Price	2007	$75,000	-	-	-	-	-	-	$75,000
President and Chief Executive Officer	2006	$75,000	-	-	-	-	-	-	$75,000

Outstanding Equity Awards at Fiscal Year-End Table.

None.

Employment Agreements

The Company entered into a three (3) year employment agreement with Mr. Olphie on July 5, 2006. Under such agreement, Mr. Olphie receives annual compensation of ($75,000), full health insurance benefits, a minimum of fifteen (15) cumulative sick days per year, a minimum of fifteen (15) cumulative vacation days per year; he is entitled to life insurance not to exceed $500,000 paid by the Company with Mr. Olphie designating the beneficiary; yearly bonus of five percent (5%) of the after tax profits of the Company and any subsidiary companies that were subsidiaries or part of the Company during the term of his agreement. Mr. Olphie will eventually be provided with a company car for his business and personal use, a pension plan with a minimum of one for one dollars ($1) dollars contributed by the Company for each one dollar ($1) contributed by Mr. Olphie.

Should Mr. Olphie become totally disabled during the term of the Agreement and remain so for a period in excess of ninety (90) days, the Company shall pay him five thousand dollars ($5,000) each month starting ninety (90) days after the disability began and payments will remain in effect until the Executive is no longer disabled or reaches the age 65. Health benefits shall remain in effect without lapse during any such period while Mr. Olphie is disabled.

The Company and Mr. Olphie plan to enter into an amendment to his employment agreement pursuant to which Mr. Olphie agreed to reduce his number of vacation days per year from a minimum of thirty cumulative vacation days per year to a maximum of fifteen cumulative vacation days per year.

Board of Directors

The Company intends to offer compensation of $5,000 per annum for service on its Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table indicates beneficial ownership of the Company’s common stock as of December 31st, 2008 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;

•	Each executive officer and director of the Company; and

•	All executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 13,489,201 shares of common stock outstanding as of December 31st, 2008.  Unless other indicated, the address of each beneficial owner listed below is c/o Vibe Records, Inc., 824 Old Country Road, P.O. Box 8, Westbury, New York, 11590.Name and Address
	Number of Shares	Percentage of Shares Owned
Timothy J. Olphie (1)	5,484,925	40.66
Robert S. McCoy, Jr. (1)	3,275,421	24.28
Thomas G. Kober (1)	0	0.00
Michael L. Tyler (1)	1,965,789	14.57
All Officers and Directors as a group (4 persons)	10,726,135	80.51

(1) The address for each executive is the Company’s principal executive offices.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

On May 30, 2008, Vibe entered into convertible promissory notes with James Price for $200,000 and with Robert S. McCoy for $225,000.  Interest on the promissory notes shall accrue at the rate of 5% per annum.  The promissory notes are convertible into Common Stock at the price of $0.25 per share.  The Maturity Date of the promissory notes is the earlier of August 28, 2008 or five days after the closing of any equity financing equal to or greater than $500,000.

Off the Hook Records, Inc:-Affiliate

Off the Hook Records, Inc. is owned by the same shareholders of the Company. As of September 30, 2008 the Company is owed $182,709 for advances make to Off the Hook Records for office space, producer fees and related studio fees. The amount is due on demand. As of December 31, 2008 the Company has not demanded payment.

Blanchfield, Meyer, Kober and Rizzo LLP

For the period ended September 30, 2008 the firm Blanchfield, Meyer, Kober and Rizzo(BMKR) has accrued Fees totaling 37,500 for accounting and bookkeeping services  The company treasurer is a 20 % partner in this entity. No payment has been made by the company and no demand has been made for payment

In addition BMKR has advance 19,708 for payment of various outstanding invoices due to outside vendors. No demand has been made in regard to these invoices

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees for 2008 and 2007 were $28,083 and $0, respectively.  All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by S. W. Hatfield, CPA  in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur non audit related fees from S. W. Hatfield, CPA in 2008 and 2007.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from S. W. Hatfield, CPA in 2008 and 2007.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

The Audit Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement, and obtains periodically from the independent auditor a formal verbal communication of the matters required to be discussed by Statements of Auditing Standards No. 61 and SEC Rule 10(a).  In addition, the Company obtains a letter describing all relationships between the auditor and the Company and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

Financial Statements. See Item 8. Index to Financial Statements

(b)	Exhibits

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

31*	Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

VIBE RECORDS, INC. NEVADA

Index to Financial Statements

CONTENTS

Page

Page
Report of Independent Registered Public Accounting Firm: S. W. Hatfield, CPA	F-1
Balance Sheets as of September 30, 2008 and 2007	F-2
Statements of Operations and Comprehensive Loss for the Years Ended September 30, 2008, 2007 and January 13, 2003 (Inception) through September 30, 2008	F-3
Statements of Cash Flows for the Years Ended September 30, 2008 and 2007	F-4
Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2008 and 2007	F-5
Notes to the Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vibe Records, Inc.

We have audited the accompanying balance sheets of Vibe Records, Inc. (a Nevada corporation) as of September 30, 2008 and 2007 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the years ended September 30, 2008 and 2007 and for the period from January 13, 2003 (date of inception) through September 30, 2008, respectively. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vibe Records, Inc. (a Nevada corporation) as of September 30, 2008 and 2007 and the results of its operations and cash flows for each of the years ended September 30, 2008 and 2007 and for the period from January 13, 2003 (date of inception) through September 30, 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 3. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S.W. Hatfield, CPA
S.W. HATFIELD, CPA

Dallas, Texas
December 31, 2008

214.342.9635
800.244.0639
f 214.342.9601
swhcpa@aol.com

9002 Green Oaks Circle
2nd Floor
Dallas, Texas 75243-7212

VIBE RECORDS, INC.
BALANCE SHEET
SEPTEMBER 30,

ASSETS

	2008	2007
CURRENT ASSETS:
Cash on hand and in bank	$0	$11,468

TOTAL CURRENT ASSETS	0	11,468

PROPERTY AND EQUIPMENT - AT COST	59,044	54,584
Less accumulated depreciation	(27,624)	(15,894)

NET PROPERTY AND EQUIPMENT	31,420	38,690

OTHER ASSETS:
Due from affiliated entities	182,709	98,343
Master recordings, net of reserve for impairment	0	0

TOTAL ASSETS	$214,129	$148,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$417	$0
Note payable	2,415,667	1,176,127
Accrued interest payable	633,562	472,675
Accounts payable and accrued expenses	180,145	0

TOTAL LIABILITIES	3,229,791	1,648,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $.0001 par value, 100,000,000 authorized
14,564,267 and 13,489,201 issued and outstanding respectively	1,456	1,348
Additional paid in capital	2,128,247	2,257,652
Treasury stock	(734,867)	(0)
Accumulated deficit	(4,410,498)	(3,759,301)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(3,015,662)	$ (1,500,301)\

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$214,129	$148,501

The accompanying notes are an integral part of these combined financial statements.	Page 1

VIBE RECORDS, INC.
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

			January 13,
			2003 (inception)
			through September 30
	2008	2007	2008
REVENUES	$0	$0	$0

OPERATING EXPENSES
Research and artist developments costs	177,385	243,043	533,378
General and administrative expenses	65,147	95,407	2,636,420
Professional fees	197,539	10,025	468,815

TOTAL OPERATING EXPENSES	440,071	348,475	3,638,613

(LOSS) FROM OPERATIONS	(440,071)	(348,475)	(3,638,613)

OTHER EXPENSES (INTEREST)	211,126	289,115	765,955

NET (LOSS) BEFORE INCOME TAXES	(651,197)	(637,590)	(4,404,568)

PROVISION FOR INCOME TAXES	0	0	(5,930)

NET (LOSS)	(651,197)	(637,590)	(4,410,498)

OTHER COMPREHENSIVE INCOME	0	0	0

COMPREHENSIVE LOSS	$(651,197)	$(637,590)	$(4,410,498)

Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	(0.04)	(0.05)	(.36)

Weighted-average number of shares of common stock outstanding basic and fully diluted	13,817,542	12,212,708

The accompanying notes are an integral part of these combined financial statements.	Page 2

VIBE RECORDS, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30,
			January 13,
			2003 (inception)
			through September 30
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(651,197)	$(637,590)	(4,410,498)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,730	10,636	27,624
Increase (Decrease) in
Accounts payable	180,558	0	180,145
Accrued interest payable	156,887	230,300	633,562

NET CASH (USED) IN OPERATING ACTIVITIES	(302,022)	(396,654)	(3,569,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to affiliated parties	(84,366)	(42,911)	(182,709)
Cash paid to acquire property and equipment	(4,460)	(5,359)	(59,044)

NET CASH (USED) IN INVESTING ACTIVITIES	(88,826)	(48,270)	(241,753)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	417	0
Cash received on notes payable	878,963	453,762	4,320,787
Purchase of Treasury Stock	(500,000)		(509,867)

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,380	453,762	3,810,920

(DECREASE) IN CASH	(11,468)	8,838	0

CASH AT BEGINNING OF PERIOD	11,468	2,630	0

CASH AT END OF PERIOD	$0	11,468	0

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
Interest paid during the period	$54,239	$58,815	132,393
Income taxes paid during the period	$0	$0	5,930

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of treasury stock with note payable	$225,000	$-
Notes(s) payable converted into common stock	$0	$1,600,000

The accompanying notes are an integral part of these combined financial statements.	Page 3

VIBE RECORDS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2008, AND 2007

						Deficit
						Accumulated
			Additional	Stock		During the
	Common Stock		Paid-in	Subscription	Treasury	Development
	Shares	Amount	Capital	Receivable	Stock	Stage	Total

Balances March 8, 2004 (date of inception)		$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Shares issued for contribution of recording library	5,025,000	503	623,497	-0-	-0-	-0-	624,000

Shares issued for payment of debt guarantees	7,184,201	717	34,283	-0-	-0-	-0-	35,000

Capital contributions

Net loss for the period		-	-	-	-	(1,665,740)	(1,665,740)

Balance - September 30, 2004	12,209,201	1,220	657,780	-0-	-0-	(1,665,740)	(1,006,740)

Capital contributions

Net loss for the period	-	-	-	-	-	(686,551)	(686,551)

Balance – September 30, 2005	12,209,201	1,220	657,780	-0-	-0-	(2,352,291)	(1,693,291)

Shares issued Underlying Warrants issued for Notes receivable

Capital contributions

Net loss for the period	-	-	-	-	-	(769,420)	(769,420)

The accompanying notes are an integral part of these combined financial statements.	Page 4

VIBE RECORDS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2008, AND 2007

						Deficit
						Accumulated
			Additional	Stock		During the
	Common Stock		Paid-in	Subscription	Treasury	Development
	Shares	Amount	Capital	Receivable	Stock	Stage	Total

Balance – September 30, 2006	12,209,201	1,220	657,780	-0-	-0-	(3,121,711)	(2,462,711)

Conversion to notes to common stock	1,280,000	128	1,599,872				1,600,000

Net loss for the period	-	-	-	-	-	(637,590)	(637,590)

Balance September 30, 2007	13,489,201	1,348	2,257,692	-0-	-0-	3,759,301	(1,500,301)

Effect of reverse acquisition	1,075,066	108	(129,405)	-0-	(9,867)		(139,164)

Purchase of treasury stock	-0-	-0-	-0-	-0-	(725,000)		(725,000)

Net loss for the period	-0-	-0-	-0-	-0-	-0-	(651,197)	(657,197)

	14,564,267	1,456	2,128,247	-0-	(734,867)	(4,410,498)

The accompanying notes are an integral part of these combined financial statements.	Page 5

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF BUSINESS

Organization and Nature of Operations - On January 17, 2003, Vibe Records, Inc. (formerly Benaquista Galleries, Inc.) (“the Company”) was organized under the laws of the State of Nevada to do business as an independent record label.  As an independent label it distributes and produces recordings in all electronic forms as well as operates a recording and production facility.

The Company intends to attempt to secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year.  The Company utilizes a highly focused artist selection process.  The artist’s value will be significantly increased through the support of the Company’s specialized and well seasoned management team, modest recording budgets supported by a state of-the-art recording studio, strategic alliances with a renowned audio engineer, and the use of a major manufacturing and distributing firm.  Furthermore, the Company will utilize these economic efficiencies to seek out and enter into agreements with pre-established artists.  Arrangements with established artists will allow the Company to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to the Company for manufacture, distribution and promotion.

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

During the period ending June 30, 2008, the Company completed a share exchange acquisition with Vibe Records, Inc. of New York.  The Company acquired 100% of the stock of Vibe for 13,489,201 shares of Benacquista Galleries.  The Company has changed its name to Vibe Records, Inc.  This transaction resulted in a change in control of Vibe Records, Inc.

“The acquisition of Vibe Records, Inc. (Vibe) by Benaquista Galleries, Inc. (Benaquista) effected a change in control of Benaquista and is accounted for as a “reverse acquisition” whereby Vibe is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Company will reflect the historical financial statements of Vibe from its inception and the operations of Benaquista for all periods subsequent to the May 30, 2008 transaction date."

In a separate transaction, Benaquista Galleries, Inc.’s President and CEO James Price exercised a share agreement with the Company would acquire 396,910 of Price’s 896,910 common shares for a payment of $725,000 or approximately $1.82 per share.

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

Advertising Expense - Advertising costs are expensed as incurred. There were no advertising expense for the period ending September 30, 2008 and 2007.

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

 Net Income (Loss) Per Share-Basic and Diluted - Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year.  There are no potentially dilutive securities as of September 30, 2008 and 2007.

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141 (R), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is in the process of determining the effect, if any, that the adoption of FAS 141 (R), will have on its results of operations or financial position.

NOTE 3 - GOING CONCERN

Business Condition - The Company has a limited operating history.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the year ended September 30, 2008 and 2007, the Company had a net loss from continuing operations of $651,197 and $637,590 and it had negative cash flows from operations of $302,022 and $396,654.  In addition, the Company had a deficit accumulated in the development stage of $4,410,498 and $3,759,301 as of September 30, 2008 and 2007.  This situation raises substantial doubt about its ability to continue as a going concern.

Certain vendors continue to accept the Company’s equity securities for compensation for their services which has helped and will continue to help preserve cash.  While such non-cash expense is not currently expected to be as high, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

The company is presently pursuing additional financing.

 In addition, the Company does not anticipate making any significant loan payments in the near future. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 3 - GOING CONCERN (continued)

The Company’s ability to continue as a going concern is dependent upon the preservation of existing cash reserves, its ability to raise capital, and ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty. The Company is currently negotiating additional financing with several financial institutions in order to fulfill the Company’s acquisition strategy.  However, there can be no assurance that such negotiations will be successful.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2008 and 2007, is comprised of the following:

	2008	2007
Recording and computer equipment	$20,523	$19,105
Furniture and fixtures	8,268	5,226
Automobile	30,253	30,253
	59,044	54,584
Less: Accumulated depreciation	(27,624)	(15,894)

Net property and equipment	$31,420	$38,690

Depreciation expense for the years ended September 30, 2008 and 2007 was $11,730 and $11,422, respectively.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Vibe Records, Inc. and Vibe Record Holdings were merged on October 1, 2008.  All financial reporting has always been done using combining entries.  The following stock transfers are for the combined (consolidated) entities.

On March 8, 2004, 5,025,000 shares of common stock were issued to the controlling shareholder in connection with the contribution of the Vibe trademark and the master recording library.

On March 8, 2004, 7,184,201 shares of common stock were issued to various individuals for payment of outstanding debt and guarantee of notes payable.

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

On September 30, 2004, 1,280,000 share of common stock were issued upon the conversion of $1,600,000 in notes payable @ $1.25 per share.

On May 30, 2008, in connection with the Vibe-Benaquista merger 100% of the outstanding shares of Vibe Records, Inc. were exchanged for 13,489,201 shares of Benaquista common stock.

On May 30, 2008, the Company purchased 396,940 of its common stock from James Price for a price of $725,000.

NOTE 7 - INCOME TAXES

The components of income tax benefit (expense) for the years ended September 30, 2008 and 2007, respectively, are as follows:

	2008	2007

Federal:
Current	$	$
Deferred

State:
Current
Deferred

Totals	$	$

The Company’s income tax expense for the years ended September 30, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	2008	2007

Statutory rate applied to loss before income taxes	$(221,407)	$(216,781)
Increase (decrease) in income taxes resulting from:
Net operating loss from non deductible in current year	221,407	216,781

Income Expense	$0	$0

The Company has paid no federal or state income taxes since its incorporation.  As of September 30, 2008 and 2007, the Company has net operation loss carried forward of approximate $3,000,000.

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 8 - LOANS PAYABLE

The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by marketable securities of a shareholder.  The balance outstanding as of September 30, 2008 and 2007 was $ 599,921 and $ 599,921 respectively.

Vibe Records Holding Inc. issued a Promissory Note, dated March 31, 2004, for $25,000 to Robert L. Fulton.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made  payable on December 31, 2004.  Mr. Fulton shall have the right, for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company,  to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

Vibe Records Holdings Inc. issued a Promissory Note, dated March 31, 2004, for $25,000 to Ronald Alcus. Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Alcus shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

Vibe Records Holdings Inc. issued a Promissory Note, dated March 31, 2004, for $25,000 to Paul Scaturro. Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Scaturro shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

Vibe Records Holdings Inc. issued a Promissory Note, dated March 31, 2004, for $35,000 to Robert Fishman.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Fishman shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

Vibe Records Holdings Inc. issued a Promissory Note, dated March 31, 2004, for $70,000 to Kevin Kemp.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Kemp shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 100,000 Shares of Vibe Records, Inc. stock.

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 8 - LOANS PAYABLE (continued)

Vibe Records Holdings Inc. issued a Promissory Note, dated March 31, 2004, for $25,000 to James P. Amonette.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Amonette shall have the right for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note was collateralized by a Pledge Agreement for 20,000 Shares of Vibe Records, Inc. stock.

As of March 31, 2008, we have an aggregate principal amount, including accrued interest thereon, of $306,365 due under our convertible promissory notes payable to Robert I. Fulton, Ronald Alcus, Paul Scaturro, Robert Fishman, Kevin Kemp, James Amonette, as described above.  We are currently negotiating with the holders of this indebtedness to convert all amounts and payables into an aggregate of 278,250 shares of our common stock, based on a conversion price equal to $1.25 per share.  We have not finalized any agreement with these Noteholders and there is no assurance that we will ever finalize and enter into any such agreement with these Noteholders.

The Company has been advanced various sums by Mr. Robert S. McCoy and Michael Tyler.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the majority shareholder.  These loans bear interest at 10% and are due upon demand.

On March 31, 2008, approximately $1,600,000 in principal amounts owed to Mr. McCoy and Mr. Tyler were converted to Common Stock at $1.25 per share.

The following is a summary of the outstanding principal and accrued interest:

	Principal	Accrued Interest	Total

Robert McCoy	$930,443	$326,112	$1,256,555
Michael Tyler	270,700	190,521	461,221
James Price	361,235	6,136	367,371

Totals	$1,562,378	$522,769	$2,085,147

The Company has incurred a bank note for the purchase of an automobile.  The note calls for payments of principal and interest of $693.62 with a final payment due May 25, 2011.  The note is collateralized by the automobile costing $30,252.

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 9 - LEGAL PROCEEDINGS

Vibe Records, Inc. has filed a Summons and Complaint against the Baker Girls for breach of their Artist Recording Contract, Use and Misappropriation of Trade Secrets, Usurpation of Corporate Assets and Opportunity, Breach of Fiduciary Obligations, Tortious Interference with Contractual Relations, Tortious Interference with Prospective Business Relations, Fraud, Unjust Enrichment, Copyright Infringement and False Designation of Origin under the Lanham Act.  The Company is seeking a Preliminary and Permanent Injunction, and Accounting as well as the imposition of a Constructive Trust as well as One Million Dollars in compensatory and punitive damages before the Court of Maury County in the State of Tennessee.

In addition, the Company is party to certain previous material disputes as follows:

Vibe Records, Inc. and Vibe Ventures, Inc.:

Vibe Records, Inc. (Records) and Vibe Ventures, Inc. (Ventures) (an unrelated third party) are parties to a 1990’s declaratory judgment action. That litigation was commenced to determine each entity’s entitlement to use the “Vibe” trademark, and resulted in an agreement regarding the respective rights to the use of the intellectual property (i.e. Vibe trademark.)  The agreement was memorialized in a settlement agreement (the “Settlement Agreement”) and an accompanying

Vibe Records, Inc. and Vibe Ventures, Inc.:

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

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 9 - LEGAL PROCEEDINGS (continued)

Based upon this agreement, it is Vibe Records’ intellectual property counsel’s opinion that Vibe Ventures is not entitled to create a record label and/or distribute records under the mark assigned to Vibe Records in as much as such use would constitute a use of the Mark on a Licensed Product in violation of paragraph 3 of the License.

On July 5, 2006, The Wicks Group of Companies, L.L.C., A New York-based private equity firm, announced their acquisition of VIBE Ventures, the world’s leading urban music and lifestyle magazine.  Along with their acquisition, management expressed a commitment to extend the VIBE brand into multiple media platforms and distribution channels, while strengthening its unique position among it base of young and multicultural consumers.  A contemporaneous full page advertisement in the June 2006 addition of Vibe Magazine which the Company’s legal counsel believes is clear infringement on Vibe Records valued licensed rights.  Furthermore, Vibe Magazine is now promoting other internet music activities available for sale on their website.

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

VIBE RECORDS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Year ending December 31	Amounts

2008	$22,200
2009	22,000
2010	22,000
2011	22,000
2012 and thereafter	22,000

Totals	$110,200

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has advanced approximately $182,709 and $98,343, respectively, as of September 30, 2008 and 2007 to Off the Hook Records, Inc., an entity controlled by the Company’s President and other shareholders of the Company.  These advances were funded through loans made to the Company by Company shareholders who are also shareholders of Off the Hook Records, Inc.  These advances were used by Off the Hook Records, Inc. for office space, producer fees and related studio fees.  The advances are due on demand and non-interest bearing.  Due to the related party nature of the transaction, no demand for payment has been made by the Company.

During the year ended September 30, 2008, the Company accrued approximately $37,500 to an accounting firm in Hauppauge, New York for accounting and bookkeeping services.  Additionally, through September 30, 2008, the Company has accrued approximately $19,708 for items paid in cash by the accounting firm on behalf of the Company.  A partner in the accounting firm providing services and paying amounts on behalf of the Company is a member of the Company’s Board of Directors.  These amounts are reflected in “accounts payable and accrued expenses” in the accompanying financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 9, 2009 by the undersigned, thereunto authorized.

VIBE RECORDS, INC. NEVADA

By:	/s/ Timothy J. Olphie

Timothy J. Olphie Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Timothy J. Olphie _______________________	Chief Executive Officer, President, Chairman of the Board, Director, Secretary and Chief Financial Officer	January 9, 2009

/s/ Michael L. Tyler _______________________	Director	January 9, 2009
/s/ Robert S. McCoy, Jr. _______________________	Director	January 9, 2009

/s/ Thomas G. Kober, Cpas _______________________	Director	January 9, 2009