Form 10-Q
period 2008-12-31
VIBE RECORDS, INC. NEVADA
filed 2009-02-20
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

__	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

VIBE RECORDS, INC. NEVADA
(Exact name of registrant as specified in its charter)

Nevada	0-51107	71-0928242
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

824 Old Country Road, P.O. Box 8, Westbury N.Y. 11590	11590
(Address of principal executive offices)	(Zip code)

(516) 333-2400
 (Registrant's telephone number, including area code)

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

Large accelerated filer ___	Accelerated filer ___

Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes___   No  _X_

As of February 19, 2009, the number of shares of common stock, $0.001 par value, outstanding was 14,564,267.

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
BALANCE SHEET

ASSETS
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash on hand and in bank	$309	$0

TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT - AT COST	59,044	59,044
Less: Accumulated depreciation	(30,298)	(27,624)
NET PROPERTY AND EQUIPMENT	28,746	31,420

OTHER ASSETS:
Due from affiliated entities	0	182,709
Master recordings, net of reserve for impairment	0	0

TOTAL OTHER ASSETS	0	182,709

TOTAL ASSETS	$29,055	$214,129

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$0	$417
Notes payable	2,335,031	2,415,667
Accrued interest payable	680,296	633,562
Accounts payable and accrued expenses	194,715	180,145

TOTAL LIABILITIES	3,210,042	3,229,791

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $.001 par value, 550,000,000 authorized;	1,456	1,456
14,564,267 issued and outstanding respectively
Additional paid in capital	2,128,247	2,128,247
Treasury stock	(734,867)	(734,867)
Accumulated deficit	(4,575,823)	(4,410,498)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(3,180,987)	$(3,015,662)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$29,055	$214,129

The accompanying notes are an integral part of these combined financial statements

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31,

			January 13
			2003
			Inception
			Through
			December 31,
	2008	2007	2008
REVENUES	$0	$0	$0

OPERATING EXPENSES
Research and artist developments costs	22,692	65,714	556,070
General and administrative expenses	35,769	22,121	2,672,189
Professional fees	46,446	22,825	515,261

TOTAL OPERATING EXPENSES	(104,907)	(110,660)	(3,743,520)

(LOSS) FROM OPERATIONS	(104,907)	(110,660)	(3,743,520)

OTHER EXPENSES (INTEREST)	(60,418)	(46,331)	(826,373)

NET (LOSS) BEFORE INCOME TAXES	(165,325)	(156,991)	(4,569,893)

PROVISION FOR INCOME TAXES	0	0	(5,930)

NET (LOSS)	(165,325)	(156,991)	(4,575,823)

OTHER COMPREHENSIVE INCOME	0	0	0

COMPREHENSIVE LOSS	$(165,325)	$(156,991)	$(4,575,823)
Loss per weighted-average share of common
stock outstanding, computed on net loss-basic and fully	(.01)	(.01)

Weighted-average number of shares of common
stock outstanding basic and fully diluted	14,564,267	13,489,301

The accompanying notes are an integral part of these combined financial statements.

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,

			January 13
			2003
			Inception
			through
			December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(165,325)	$(156,991)	(4,575,823)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation	2,674	3,373	30,298
Increase (Decrease) in
Accounts payable	14,570	15,801	194,715
Accrued interest payable	46,734	33,240	680,296

NET CASH (USED) IN OPERATING ACTIVITIES	(101,347)	(104,577)	(3,670,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to affiliated parties	(24,071)	(15,342)	(206,780)
Cash paid to acquire property and equipment	0	(3,632)	(59,044)

NET CASH (USED) IN INVESTING ACTIVITIES	(24,071)	(18,974)	(2,265,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft	(417)	0	(417)
Cash received on notes payable	126,144	21,931	4,446,931
Purchase of Treasury Stock	0	(100,000)	(509,867)

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,727	119,317	3,936,647

INCREASE (DECREASE) IN CASH	309	(4,234)	309

CASH AT BEGINNING OF PERIOD	0	11,468	0

CASH AT END OF PERIOD	$309	$7,234	$309

SUPPLEMENTAL DISCLOSURE OF INTEREST
AND INCOME TAXES PAID
Interest paid during the period	$13,684	$13,091	$1,460,777
Income taxes paid during the period	$0	$0	$5,930

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Affiliate loans used to pay note payable	206,780

The accompanying notes are an integral part of these combined financial statements.

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

On May 30, 2008 ,the Company completed a share exchange acquisition with Vibe Records, Inc. (a privately held Delaware corporation).  The Company acquired 100% of the stock of Vibe for 13,489,201 shares of Benacquista Galleries.  The Company has changed its name to Vibe Records, Inc. Nevada.  This transaction resulted in a change in control of Vibe Records, Inc.

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

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Advertising Expense - Advertising costs are expensed as incurred.  There were no Advertising expense for the three months ending December 31, 2008 and 2007.

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

 Net Income (Loss) Per Share-Basic and Diluted - Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year.  There are no potentially dilutive securities as of December 31, 2008 and 2007.

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115.  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations”, which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is in the process of determining the effect, if any, that the adoption of FAS 141 (R), will have on its results of operations or financial position.

NOTE 3 - GOING CONCERN

Business Condition - The Company has a limited operating history.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the three months ended December 31, 2008 and 2007, the Company had a net loss from continuing operations of $104,907 and $110,660 and it had negative cash flows from operations of $101,347 and $104,577.  In addition, the Company had a deficit accumulated in the development stage of $4,575,823 and $3,916,292 as of December 31, 2008 and 2007.  This situation raises substantial doubt about its ability to continue as a going concern.

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

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and 2007, is comprised of the following:

	2008	2007
Recording and computer equipment	$20,523	$19,105
Furniture and fixtures	8,268	8,858
Automobile	30,253	30,253
	59,044	58,216
Less: Accumulated depreciation	(30,298)	(19,268)

Net property and equipment	$28,746	$38,948

Depreciation expense for the three months ended December 31, 2008 and 2007 was $2,674 and $3,373, respectively.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Vibe Records Holdings, Inc. and Vibe Records, Inc. were separate Delaware corporations which shared common ownership from their respective formation.  On September 10, 2007, the two companies entered into a plan and accounting of merger with Vibe Records, Inc. being the surviving corporation.  All financial reporting related to Vibe Records Holdings, Inc. and Vibe Records, Inc. has been presented on a combined basis since their respective formation.  The following stock transactions represent the cumulative effect of all historical stock transactions.

On March 8, 2004, 5,025,000 shares of common stock were issued to the controlling shareholder in connection with the contribution of the Vibe trademark and the master recording library.

On March 8, 2004, 7,184,201 shares of common stock were issued to various individuals for payment of  outstanding debt and guarantee of notes payable.

VIBE RECORDS, INC.NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

On September 30, 2004, 1,280,000 share of common stock were issued upon the conversion of $1,600,000 in notes payable @ $1.25 per share.

On May 30, 2008, in connection with the Vibe-Benaquista merger 100% of the outstanding shares of Vibe Records, Inc. were exchanged for 13,489,201 shares of Benaquista common stock.

On May 30, 2008, the Company purchased 396,940 of its common stock from James Price for a price of $725,000.

NOTE 7 - INCOME TAXES

The components of income tax benefit (expense) for the years ended September 30, 2008 and 2007, respectively, are as follows:

	2008	2007

Federal:
Current	$0	$0
Deferred	0	0
	0	0
State:
Current	0	0
Deferred	0	0

Totals	$0	$0

The Company’s income tax expense for the three months ended December 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	2008	2007

Statutory rate applied to loss before income taxes	$(56,211)	$(53,377)
Increase (decrease) in income taxes resulting from:
Net operating loss from non deductible in current year
	56,211	53,377
Income Expense	$0	$0

The Company has paid no federal or state income taxes since its incorporation.  As of December 31, 2008 and 2007, the Company has net operation loss carried forward of approximate $3,165,000.

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 - LOANS PAYABLE

The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by marketable securities of a shareholder.  The balance outstanding as of December 31, 2008 and September 30 2008 was $599,921 and $599,921 respectively.

Vibe Records Holding Inc. issued a Promissory Note, dated March 31, 2004, for $25,000 to Robert L. Fulton.  Said note called for interest at a rate of Ten Percent.  Principal and interest were made payable on December 31, 2004.  Mr. Fulton shall have the right, for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company, to convert the principal and accrued but unpaid interest into shares of the Company’s Common Stock at $1.25 per share.  In addition, the note as collateralized by a Pledge Agreement for 30,000 Shares of Vibe Records, Inc. stock.

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

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

On March 31, 2008, approximately $1,600,000 in principal amounts owed to Mr. McCoy and Mr.
Tyler were converted to Common Stock at $1.25 per share.

The following is a summary of the outstanding principal and accrued interest:

	Principal	Accrued Interest	Total

Robert McCoy	$804,662	$358,952	$1,163,614
Michael Tyler	288,200	202,071	490,271
James Price	361,235	6,136	367,371

Totals	$1,454,097	$567,159	$2,021,256

The Company has incurred a bank note for the purchase of an automobile.  The note calls for payments of principal and interest of $693.62 with a final payment due May 25, 2011.  The note is collateralized by  the automobile costing $30,252.

NOTE 9 - LEGAL PROCEEDINGS

Vibe Records, Inc. has filed a Summons and Complaint against the Baker Girls for breach of their Artist Recording Contract, Use and Misappropriation of Trade Secrets, Usurpation of Corporate

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 - LEGAL PROCEEDINGS (continued)

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

2.  Nothing in the License shall prohibit Records from using the Mark to identify Records as a ecord label on records, tapes, CD’s and/or other media now existing or existing in the future used to record music (and on merchandise such as clothing sold to promote Records’ record label) (the “Licensed Products”) sold through direct mail, the Internet and/or in retail stores.

3.  Ventures will not itself use, nor will it enter into any license or other agreement to permit the use of the Mark on Licensed Products, nor will it use the word “VIBE” in immediate proximity to the exact word Records on any Licensed products.

Based upon this agreement, it is Vibe Records’ intellectual property counsel’s opinion that Vibe Ventures is not entitled to create a record label and/or distribute records under the mark assigned

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 - LEGAL PROCEEDINGS (continued)

to Vibe Records in as much as such use would constitute a use of the Mark on a Licensed Product in violation of paragraph 3 of the License.

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

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Year ending
December 31	Amounts

2008	$22,200
2009	22,000
2010	22,000
2011	22,000
2012 and thereafter	22,000

Totals	$110,200

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

·	business strategy;

·	financial strategy;

·	uncertainty regarding our future operating results;

·	plans, objectives, expectations and intentions contained in this report that are not historical.

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

Results of Operations.

Three Months Ended December 31, 2008 and 2007

As shown in the consolidated financial statements, at both December 31, 2008 and December 31, 2007, the Company had no cash on hand.  We had a net loss of $165,325 for the three months ended December 31, 2008. Net cash used in operating activities was $101,347 for the three months ended December 31, 2008. This was mainly due to an increase of interest expense and professional fees.

Net cash used in operating activities was $104,577 for the three months ended December 31, 2007. We had a net loss of $156,991. This was primarily due to interest expense and professional fees.

Cash flows used in investing activities was $24,071 during the three months ended December 31, 2008, consisting of advances made to affiliates.

Cash flows provided by investing activities was $18,924 during the three months ended December 31, 2007, consisting of $3,632 for purchases of property, plant and equipment, offset by $15,342 received from affiliates.

The cash flows provided by financing activities were $125,727 during the three months ended December 31, 2008 due to an increase in notes payable and purchase of treasury stock.

The cash flows provided by financing activities were $119,317 during the three months ended December 31, 2007 also due to an increase in notes payable.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had a working capital deficit of $3,209,733 million. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008. We will need $1.5 million of additional financing for ongoing operations and acquisitions. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is presently party to the following legal proceedings.

Baker Girls

The Company has filed a Summons and Complaint against The Baker Girls for breach of their Artist Recording Contract, Use and Misappropriation of Trade Secrets, Usurpation of Corporate Assets and Opportunity, Breach of Fiduciary Obligations, Tortious Interference with Contractual Relations, Tortious Interference with Prospective Business Relations, Fraud, Unjust Enrichment, Copyright Infringement and False Designation of Origin under the Lanham Act. The Company is seeking a preliminary and permanent injunction, an accounting as well as the imposition of a constructive trust as well as One Million Dollars in compensatory and punitive damages before the Court of Maury County in the State of Tennessee.  The Company is involved in settlement talks to resolve the dispute and intends to continue its business relationship with The Baker Girls

In addition the Company and/or its predecessors have been party to certain previous material disputes as follows:

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

In addition to the foregoing, the Company has pledged the Company’s intellectual property rights in the name “Vibe Records” to Robert S. McCoy pursuant to a Security Lien Agreement whereby Mr. McCoy holds a superior lien against any monies received regarding the Trademark License Agreement with Vibe Ventures, LLC.  This lien will be removed when the loans to Mr. McCoy are repaid in the aggregate principal amount of $600,000.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2009, the board of directors of the Registrant approved and authorized two series of preferred stock of the Registrant.  On or about January 23, 2009, we filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (“the Series B Preferred Stock”) (together the “Certificates of Designation”) with the Secretary of State of Nevada.  Pursuant to the Certificates of Designation, we authorized 200,000 shares of our preferred stock to be designated the Series A Preferred Stock and 200,000 shares of our preferred stock to be designated the Series B Preferred Stock.

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of the Registrant’s common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Regist4rant that existed immediately prior to such action.  The Series A Preferred Stock has the same voting rights as our common stock, on an as converted basis, with the Series A preferred holders having one vote for each share of common stock into which their Series A Preferred Stock is convertible.  The folders of the Series A preference over our common stock up to the one hundred dollar ($100) per share issuance price of the Series A Preferred Stock.  The Registrant will not pay a dividend on the shares of Series A Preferred Stock.

Series B Preferred Stock

The holders of the Series B Preferred Stock may, in their discretion, convert each share of Series B Preferred stock into 4,000 shares of the Registrant’s common stock at any time following the date of issuance of the Series B Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Registrant that existed immediately prior to such action.  The Series B Preferred Stock does not have voting rights on matters presented to our common stockholders, for a vote.  The Series B Preferred Stock and has an equal liquidation right with any shares of our Series A Preferred Stock then outstanding.  The Registrant will not pay a dividend on the shares of Series B Preferred Stock.

On January 19, 2009, the board of directors of the Company approved the settlement of an aggregate of Forty Five Thousand dollars ($45,000) of outstanding notes of the Company (the “Notes”).  The Notes were settled through an agreement between the Company and the noteholders to convert the Notes into shares of the Company’s common stock. Based upon the current assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon conversion of the Notes was set at $0.01 per share by the Company’s board of directors. The conversion of the Notes to shares of the Company’s common stock is at the discretion of the noteholders. However, convertibility of the Notes is subject to certain limitations based on the number of shares of the Company’s common stock then outstanding.

Upon the eventual full conversion of the Notes to common shares, the approved settlement of the Notes will result in the issuance by the Company of an aggregate of 4,500,000 restricted shares of its common stock to the holders of the Notes.  Between January 19, 2009 and February 19, 2009, $15,000 in face amount of the Notes were converted by their holders into an aggregate of 1,500,000 shares of the common stock of the Company pursuant to this agreement. The shares of common stock issued in the conversion were restricted shares and were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act. The shares issued in the conversion were subject to Rule 144 under the Securities Act.  No general solicitations were made in connection with the conversion, and, prior to making any conversion, the Company had reasonable grounds to believe, and believed, that the holders of the Notes were capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

As of February 19, 2009, $30,000  in face amount of the Notes remain outstanding and are converted by their holders into an aggregate of3,000,000 shares of the common stock of the Company pursuant to the above described settlement agreement.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description

3.1 #	Articles of Incorporation of Benacquista Galleries Inc., dated January 17, 200 (incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003).

3.2 #	By-laws of Benacquista Galleries Inc., dated January 17, 2003 (incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003).

4.1 #
Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Vibe Records, Inc. Nevada (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2009).

4.2 #
Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Vibe Records, Inc. Nevada (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 26, 2009).

10.1 #
Share Exchange Agreement by and between Vibe Records, Inc. Nevada (f/k/a Benacquista Galleries, Inc.) and Vibe Records, Inc., dated April 4, 2008. (incorporated by reference and previously filed on Form 8-K on April 8, 2008)

10.2 #	Letter Agreement by and among the Company Timothy Olphie and James Price dated April 4, 2008. (incorporated by reference and previously filed on Form 8-K on April 8, 2008)

10.3 #	Agreement of Sale by and among the Company, Vibe Records, Inc., Timothy Olphie and James Price dated January 11, 2008 (incorporated by reference and previously filed on Form 8-K on January 16, 2008)

10.4 #	Letter Agreement between the Company, Timothy Olphie and James Price dated April 23, 2008, (incorporated by reference and previously filed on Form 8-K on April 29, 2008)

10.5 #	Letter Agreement between the Company, Vibe Records, Inc., Timothy Olphie and James Price dated May 12, 2008, (incorporated by reference and previously filed on Form 8-K on May 21, 2008).

10.6 #	Letter Agreement between the Company, Vibe Records, Inc., Timothy Olphie and James Price dated May 16, 2008, (incorporated by reference and previously filed on Form 8-K on May 21, 2008).

10.7 #
Agreement and Plan of Merger by and among the Company, Benacquista Acquisition Corp. and Vibe Records, Inc., dated May 30, 2008 (incorporated by reference and previously filed on Form 8-K on June 6, 2008).

10.8 #@	Employment Agreement by and between Mr. Tim Olphie and Vibe Records, Inc. Nevada, dated as of January 26, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2009).

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#           Incorporated by reference.
@          Management contract or compensatory plan.
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

VIBE RECORDS, INC. NEVADA

Date: February 19, 2009	By:	/s/ Timothy J. Olphie
Timothy J. Olphie
Chief Executive Officer and Chief Financial Officer