Form 10-Q
period 2009-03-31
VIBE RECORDS, INC. NEVADA
filed 2009-05-20
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

VIBE RECORDS, INC. NEVADA
(Exact name of registrant as specified in its charter)

Nevada	0-51107	71-0928242
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

824 Old Country Road, P.O. Box 8, Westbury N.Y. 11590	11590
(Address of principal executive offices)	(Zip code)

(516) 333-2400
(Registrant's telephone number, including area code)

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐   No  ☒

As of May 15, 2009, the number of shares of common stock, $0.001 par value, outstanding was 18,564,267.

VIBE RECORDS, INC. NEVADA (Formerly Benacquista Galleries, Inc.)
Form 10-Q
For the Quarterly Period Ended March 31, 2009

Table of Contents

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Balance Sheets
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash on hand and in bank	$0	$0

TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT - AT COST	93,044	59,044
Less: Accumulated depreciation	(33,280)	(27,624)

NET PROPERTY AND EQUIPMENT	59,764	31,420

OTHER ASSETS:
Due from affiliated entities	0	182,709
Master recordings, net of reserve for impairment	0	0

TOTAL OTHER ASSETS	0	182,709

TOTAL ASSETS	$59,764	$214,129

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank overdraft	$980	$417
Notes payable	2,459,836	2,415,667
Accrued interest payable	742,262	633,562
Accounts payable and accrued expenses	234,557	180,145

TOTAL LIABILITIES	3,437,635	3,229,791

COMMITMENTS AND CONTINGENCIES	0	0

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Convertible Preferred Stock - $.001 par value,
200,000 shares authorized, no shares issued and outstanding respectively	0	0
Series B Convertible Preferred Stock - $.001 par value,
200,000 shares authorized, no shares issued and outstanding respectively	0	0
Common stock - $.001 par value, 550,000,000 authorized;
18,564,267 and 14,564,267 issued and outstanding respectively	1,856	1,456
Additional paid in capital	2,167,847	2,128,247
Treasury stock	(734,867)	(734,867)
Accumulated deficit	(4,812,707)	(4,410,498)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(3,377,871)	$(3,015,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$59,764	$214,129

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Statements of Operations and Comprehensive Loss
for the Six Months Ended March 31,

			January 13
			2003
			Inception
			Through
			March 31,
	2009	2008	2009
REVENUES	$0	$0	$0

OPERATING EXPENSES
Research and artist developments costs	50,263	106,178	583,641
General and administrative expenses	87,186	51,634	2,723,606
Professional fees	135,690	52,533	604,505

TOTAL OPERATING EXPENSES	(273,139)	(210,345)	(3,911,752)

(LOSS) FROM OPERATIONS	(273,139)	(210,345)	(3,911,752)

OTHER EXPENSES (INTEREST)	(129,070)	(88,234)	(895,025)

NET (LOSS) BEFORE INCOME TAXES	(402,209)	(298,579)	(4,806,777)

PROVISION FOR INCOME TAXES	0	0	(5,930)

NET (LOSS)	(402,209)	(298,579)	4,812,707

OTHER COMPREHENSIVE INCOME	0	0	0

COMPREHENSIVE LOSS	$(402,209)	$(298,579)	$(4,812,707)
Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(.03)	$(.02)

Weighted-average number of shares of common stock outstanding basic and fully diluted	15,267,564	13,489,201

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Statements of Operations and Comprehensive Loss
for the Three Months Ended March 31,

	2009	2008
REVENUES	$0	$0

OPERATING EXPENSES
Research and artist developments costs	27,571	40,464
General and administrative expenses	51,417	29,513
Professional fees	89,244	29,708

TOTAL OPERATING EXPENSES	168,232	99,685

(LOSS) FROM OPERATIONS	(168,232)	(99,685)

OTHER EXPENSES (INTEREST)	(68,652)	(41,903)

NET (LOSS) BEFORE INCOME TAXES	(236,884)	(141,588)

PROVISION FOR INCOME TAXES	0	0

NET (LOSS)	(236,884)	(141,588)

OTHER COMPREHENSIVE INCOME	0	0

COMPREHENSIVE LOSS	$(236,884)	$(141,588)
Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(.02)	$(.01)

Weighted-average number of shares of common stock outstanding basic and fully diluted	15,267,564	13,489,201

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Statements of Cash Flows
for the Six Months Ended March 31,
			January 13
			2003
			Inception
			Through
			March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(402,209)	$(298,579)	$(4,812,707)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	5,656	6,747	33,280
Increase (Decrease) in
Accounts payable	54,412	37,208	234,557
Accrued interest payable	108,700	66,481	742,262

NET CASH (USED) IN OPERATING ACTIVITIES	(233,441)	(188,143)	(3,802,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to/from affiliated parties	182,709	(27,141)	0
Cash paid to acquire property and equipment	(34,000)	(5,505)	(93,044)
Investment in Benaquista Galleries, Inc.	0	(135,000)	0

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	148,709	(167,646)	(93,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on notes payable	311,979	351,100	4,632,349
Repayment on note payable	(227,810)	0	(227,810)
Increase in bank overdraft	563	0	980
Purchase of treasury stock	0	0	(509,867)

NET CASH PROVIDED BY INVESTING ACTIVITIES	84,732	351,100	3,896,652

INCREASE (DECREASE) IN CASH	0	(4,689)	0

CASH AT BEGINNING OF PERIOD	0	11,468	0

CASH AT END OF PERIOD	$0	$6,779	$0

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
Interest paid during the period	$20,730	$21,753	152,763
Income taxes paid during the period	$0	$0	5,930

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable converting to common stock	$40,000	$0
Affiliate loans used to pay note payable	$182,709	$0

The accompanying notes are an integral part of these combined financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

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

On May 30, 2008, the Company completed a share exchange acquisition with Vibe Records, Inc. (a privately held Delaware corporation).  The Company acquired 100% of the stock of Vibe for 13,489,201 shares of Benacquista Galleries.  The Company has changed its name to Vibe Records, Inc. Nevada.  This transaction resulted in a change in control of Vibe Records, Inc.

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
March 31, 2009 and 2008

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

Advertising Expense - Advertising costs are expensed as incurred.  There were no Advertising expense for the three months ending March 31, 2009 and 2008.

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

 Net Income (Loss) Per Share-Basic and Diluted - Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year.  There are no potentially dilutive securities as of March 31, 2009 and 2008.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
March 31, 2009 and 2008

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

NOTE 3 - GOING CONCERN

Business Condition - The Company has a limited operating history.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern.  During the six months ended March 31, 2009 and 2008, the Company had a net loss from continuing operations of $273,139 and $210,345 and it had negative cash flows from operations of $233,441 and $188,143.  In addition, the Company had a deficit accumulated in the development stage of $4,812,707 and $4,410,498 as of March 31, 2009 and 2008.  This situation raises substantial doubt about its ability to continue as a going concern.

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

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2009 and September 30, 2008, is comprised of the following:

	2009	2008
Recording and computer equipment	$54,523	$20,523
Furniture and fixtures	8,628	8,268
Automobile	30,253	30,253
	93,044	59,044
Less: Accumulated depreciation	(33,280)	(27,624)

Net property and equipment	$59,764	$31,420

Depreciation expense for the six months ended March 31, 2009 and 2008, was $5,656 and $3,373, respectively.

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

Common Stock

On March 8, 2004, 5,025,000 shares of common stock were issued to the controlling shareholder in connection with the contribution of the Vibe trademark and the master recording library.

On March 8, 2004, 7,184,201 shares of common stock were issued to various individuals for payment of outstanding debt and guarantee of notes payable.

On September 30, 2004, 1,280,000 share of common stock were issued upon the conversion of $1,600,000 in notes payable at $1.25 per share.

On May 30, 2008, in connection with the Vibe-Benaquista merger 100% of the outstanding shares of Vibe Records, Inc. were exchanged for 13,489,201 shares of Benaquista common stock.

On May 30, 2008, the Company purchased 396,940 of its common stock from James Price for a price of $725,000.

On February 27, 2009, the Company issued 4,000,000 shares to an individual in settlement of a note payable.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

On January 19, 2009, the board of directors of the Company approved and authorized two series of preferred stock of the Company.  On or about January 23, 2009, we filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (“the Series B Preferred Stock”) (together the “Certificates of Designation”) with the Secretary of State of Nevada.  Pursuant to the Certificates of Designation, we authorized 200,000 shares of our preferred stock to be designated the Series A Preferred Stock and 200,000 shares of our preferred stock to be designated the Series B Preferred Stock.

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of the Company’s common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series A Preferred Stock has the same voting rights as our common stock, on an as converted basis, with the Series A preferred holders having one vote for each share of common stock into which their Series A Preferred Stock is convertible. The holders of the Series A preferred stock have a liquidation preference over our common stock of up to one hundred dollars ($100) per Series A share held.  The Company will not pay a dividend on the shares of Series A Preferred Stock.

As of March 31, 2009, there were no shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The holders of the Series B Preferred Stock may, in their discretion, convert each share of Series B Preferred stock into 4,000 shares of the Company’s common stock at any time following the date of issuance of the Series B Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series B Preferred Stock does not have voting rights on matters presented to our common stockholders, for a vote.  The Series B Preferred Stock and has an equal liquidation right with any shares of our Series A Preferred Stock then outstanding.  The Company will not pay a dividend on the shares of Series B Preferred Stock.

As of March 31, 2009, there were no shares of the Series B Preferred Stock issued and outstanding.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 7 - INCOME TAXES

The components of income tax benefit (expense) for the years ended March 31, 2009 and 2008, respectively, are as follows:
	2009	2008
Federal:
Current	$0	$0
Deferred	0	0
	0	0
State:
Current	0	0
Deferred	0	0

Totals	$0	$0

The Company’s income tax expense for the six months ended March 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	2009	2008

Statutory rate applied to loss before income taxes	$(136,751)	$(101,517)
Increase (decrease) in income taxes resulting from:

Net operating loss from non deductible in current year
	136,751	101,517
Income Expense	$0	$0

The Company has paid no federal or state income taxes since its incorporation.  As of March 31, 2009 and 2008, the Company has net operation loss carried forward of approximate $3,401,000.

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, in various State(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2006.  The Company does not anticipate any examinations of returns filed since 2006.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 7 - INCOME TAXES (continued)

As of March 31, 2009, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company."

NOTE 8 - LOANS PAYABLE

The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by marketable securities of a shareholder.  The balance outstanding as of March 31, 2009 and 2008 was $599,921 and $599,921 respectively.

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
March 31, 2009 and 2008

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

As of March 31, 2009, we have an aggregate principal amount, including accrued interest thereon, of $337,573 due under our convertible promissory notes payable to Robert I. Fulton, Ronald Alcus, Paul Scaturro, Robert Fishman, Kevin Kemp, and James Amonette, as described above.  We are currently negotiating with the holders of this indebtedness to convert all amounts and payables into an aggregate of 278,250 shares of our common stock, based on a conversion price equal to $1.25 per share.  We have not finalized any agreement with these Noteholders and there is no assurance that we will ever finalize and enter into any such agreement with these noteholders.

The Company has been advanced various sums by Mr. Robert S. McCoy and Michael Tyler.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the majority shareholder.  These loans bear interest at 10% and are due upon demand.

On March 31, 2008, approximately $1,600,000 in principal amounts owed to Mr. McCoy and Mr. Tyler were converted to Common Stock at $1.25 per share.

The following is a summary of the outstanding principal and accrued interest:

	Principal	Accrued Interest	Total

Robert McCoy	$839,633	$388,975	$1,228,608
Michael Tyler	324,700	214,463	539,163
James Price	361,235	17,386	378,621

Totals	$1,525,568	$620,824	$2,146,392

The Company has incurred a bank note for the purchase of an automobile.  The note calls for payments of principal and interest of $693.62 with a final payment due May 25, 2011.  The note is collateralized by the automobile costing $30,252.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 9 - LEGAL PROCEEDINGS

Vibe Records, Inc. has filed a Summons and Complaint against the Baker Girls for breach of their Artist Recording Contract, Use and Misappropriation of Trade Secrets, Usurpation of Corporate Assets and Opportunity, Breach of Fiduciary Obligations, Tortious Interference with Contractual Relations, Tortious Interference with Prospective Business Relations, Fraud, Unjust Enrichment, Copyright Infringement and False Designation of Origin under the Lanham Act.  The Company is seeking a Preliminary and Permanent Injunction, and Accounting as well as the imposition of a Constructive Trust as well as One Million Dollars in compensatory and punitive damages before the Court of Maury County in the State of Tennessee. The Company has agreed to settle its dispute with the Baker Girls with prejudice pending the completion and execution of a final settlement agreement by the parties and intends to continue its business relationship with The Baker Girls.

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

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 9 - LEGAL PROCEEDINGS (continued)

On July 5, 2006, The Wicks Group of Companies, L.L.C., A New York-based private equity firm, announced their acquisition of VIBE Ventures, the world’s leading urban music and lifestyle magazine.  Along with their acquisition, management expressed a commitment to extend the VIBE brand into multiple media platforms and distribution channels, while strengthening its unique position among it base of young and multicultural consumers.  A contemporaneous full page advertisement in the June 2006 edition of Vibe Magazine which the Company’s legal counsel believes is clear infringement on Vibe Records valued licensed rights.  Furthermore, Vibe Magazine is now promoting other internet music activities available for sale on their website.

On or about June 14, 2006, Vibe Records, through its intellectual property counsel, served notice upon Ventures to cease and desist from any further discussions which reference, utilize or interfere with the license held by Vibe Records, Inc.  Although Vibe Records is willing to discuss the possibility of a strategic alliance with Vibe Ventures, a license agreement and/or an alternative assignment of rights that would result in enhanced revenues for both Ventures and Records, Vibe Records may seek damages against Vibe Ventures for infringement on Vibe Records’ intellectual property rights pursuant to the Agreement.

On February 11, 2008, the Company’s motion for an extension to discovery was granted by the United States Patent and Trademark office whereby the Company received a (90) day extension on discovery until May 12, 2008.   As a result of the resolution of certain unrelated disputes with Vibe Ventures, the Company has withdrawn its USPTO Opposition No. 91178619 relating to the above described matter.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The company entered into a new lease calling for monthly payment of $1,850 plus real estate taxes.  Future minimum lease payments are as follows:

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Notes To Financial Statements
March 31, 2009 and 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Year ending
December 31	Amounts
2010	$22,000
2011	22,000
2012 and thereafter	22,000

Totals	$66,000

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include, but are not limited to, revenue recognition, our ability to collect accounts receivable, the carrying value of inventories and fixed assets, the useful lives of our fixed assets and long-lived assets, the impairment of goodwill, the valuation of common stock related to compensation and other services, and the recoverability of deferred tax assets. In applying these policies, management must use its informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, and the determination of the market value of stock when issued as compensation or as repayment for loans. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Results of Operations.

Six Months Ended March 31, 2009 and 2008

As shown in the consolidated financial statements, at both March 31, 2009 and March 31, 2008, the Company had no cash on hand.  We had a net loss of $402,209 for the six months ended March 31, 2009. Net cash used in operating activities was $233,441 for the six months ended March 31, 2009. This was mainly due to an increase of interest expense and professional fees.

Net cash used in operating activities was $188,143 for the six months ended March 31, 2008. We had a net loss of $298,579. This was primarily due to interest expense and professional fees.

Cash flows provided by investing activities was $148,709 during the six months ended March 31, 2008, consisting of advances made to affiliates.

Cash flows used by investing activities was $167,646 during the six months ended March 31, 2008, consisting of $5,505 for purchases of property, plant and equipment, offset by $27,141 received from affiliates and $135,100 treasury stock purchase.

The cash flows provided by financing activities were $84,732 during the six months ended March 31, 2009 due to an increase in notes payable and purchase of treasury stock.

The cash flows provided by financing activities were $351,100 during the six months ended March 31, 2008 also due to an increase in notes payable.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had a working capital deficit of $3,437,635. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is presently party to the following legal proceedings:

Baker Girls

The Company has filed a Summons and Complaint against The Baker Girls for breach of their Artist Recording Contract, Use and Misappropriation of Trade Secrets, Usurpation of Corporate Assets and Opportunity, Breach of Fiduciary Obligations, Tortious Interference with Contractual Relations, Tortious Interference with Prospective Business Relations, Fraud, Unjust Enrichment, Copyright Infringement and False Designation of Origin under the Lanham Act. The Company is seeking a preliminary and permanent injunction, an accounting as well as the imposition of a constructive trust as well as One Million Dollars in compensatory and punitive damages before the Court of Maury County in the State of Tennessee.  The Company has agreed to settle its dispute with the Baker Girls with prejudice pending the completion and execution of a final settlement agreement by the parties and intends to continue its business relationship with The Baker Girls.

In addition the Company and/or its predecessors have been party to certain previous material disputes as follows:

Vibe Records and Vibe Ventures

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

The Company was granted, subject to certain limitations, the right and license to use the Vibe Trademark only as the name of a record label and in the wholesale distribution of music by a record company.

The Company was not prohibited from using the Vibe Trademark to identify the Company as a record label on records, tapes, CD’s and/or other media now existing or existing in the future used to record music (and on merchandise such as clothing sold to promote Records’ record label) (the “Licensed Products”) sold through direct mail, the Internet and/or in retail stores.

Vibe Ventures is permitted to use, nor will it enter into any license or other agreement to permit the use of the trademark on “Licensed Products” (as defined in the Trademark License Agreement), nor will it use the word “VIBE” in immediate proximity to the exact word Records on any Licensed Products.

Based upon this agreement, it is the Company’s intellectual property counsel’s opinion that Vibe Ventures is not entitled to create a record label and/or distribute records under the mark licensed to the Company in as much as such use would constitute a use of the Mark on a Licensed Product in violation of paragraph 3 of the Trademark License Agreement.

On July 5, 2006, The Wicks Group of Companies, L.L.C., a New York-based private equity firm, announced their acquisition of Vibe Ventures. Along with their acquisition, management expressed a commitment to extend the “VIBE” brand into multiple media platforms and distribution channels, while strengthening its unique position among its base of young multicultural consumers. A contemporaneous full page Advertisement in the June 2006 edition of Vibe Magazine offered “CERTIFIED CLASSIC VIBE REVOLUTIONS CD HITS VOLUME ONE, IN STORE SOON!”, which counsel believes may infringe upon the Company’s licensed rights under the Trademark License Agreement. Furthermore, Vibe Magazine is now promoting other internet music activities available for sale on their website.

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

On or about June 14, 2006, the Company, through its intellectual property counsel, served notice upon Vibe Ventures to cease and desist from any further discussions which reference, utilize or interfere with the License held by the Company.  On February 11, 2008, the Company’s motion for an extension to discovery was granted by the United States Patent and Trademark Office whereby the Company received extensions on discovery until August 10, 2008. As a result of the resolution of certain unrelated disputes with Vibe Ventures, the Company has withdrawn its USPTO Opposition No. 91178619 relating to the above described matter.

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

Upon the eventual full conversion of the Notes to common shares, the approved settlement of the Notes will result in the issuance by the Company of an aggregate of 4,500,000 restricted shares of its common stock to the holders of the Notes.  Between January 19, 2009 and May 11, 2009, $40,000 in face amount of the Notes was converted by their holders into an aggregate of 4,000,000 shares of the common stock of the Company pursuant to this agreement. The shares of common stock issued in the conversion were restricted shares and were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act. The shares issued in the conversion were subject to Rule 144 under the Securities Act.  No general solicitations were made in connection with the conversion, and, prior to making any conversion, the Company had reasonable grounds to believe, and believed, that the holders of the Notes were capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

As of May 14, 2009, $5,000 in face amount of the Notes remained outstanding and are convertible by their holders into an aggregate of 500,000 shares of the common stock of the Company pursuant to the above described settlement agreement.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Preferred Stock

On January 19, 2009, the board of directors of the Company approved and authorized two series of preferred stock of the Company.  On or about January 23, 2009, we filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (“the Series B Preferred Stock”) (together the “Certificates of Designation”) with the Secretary of State of Nevada.  Pursuant to the Certificates of Designation, we authorized 200,000 shares of our preferred stock to be designated the Series A Preferred Stock and 200,000 shares of our preferred stock to be designated the Series B Preferred Stock.

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of the Company’s common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series A Preferred Stock has the same voting rights as our common stock, on an as converted basis, with the Series A preferred holders having one vote for each share of common stock into which their Series A Preferred Stock is convertible.  The holders of the Series A preferred stock have a liquidation preference over our common stock of up to one hundred dollars ($100) per Series A share held.  The Company will not pay a dividend on the shares of Series A Preferred Stock.

As of May 14, 2009, there were no shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The holders of the Series B Preferred Stock may, in their discretion, convert each share of Series B Preferred stock into 4,000 shares of the Company’s common stock at any time following the date of issuance of the Series B Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series B Preferred Stock does not have voting rights on matters presented to our common stockholders, for a vote.  The Series B Preferred Stock and has an equal liquidation right with any shares of our Series A Preferred Stock then outstanding.  The Company will not pay a dividend on the shares of Series B Preferred Stock.

As of May 14, 2009, there were no shares of the Series B Preferred Stock issued and outstanding.

Item 6.  Exhibits.

Exhibit Number	Description

3.1 #	Articles of Incorporation of Benacquista Galleries Inc., dated January 13, 2003 (incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003).

3.2 #	By-laws of Benacquista Galleries Inc., dated January 17, 2003 (incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003).

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

VIBE RECORDS, INC. NEVADA

Date: May 20, 2009	By:	/s/ Timothy J. Olphie
Timothy J. Olphie
Chief Executive Officer and Chief Financial Officer