Form 10-Q
period 2009-06-30
VIBE RECORDS, INC. NEVADA
filed 2009-08-19
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

As of August 14, 2009, the number of shares of common stock, par value $0.0001 per share, outstanding was 20,779,267.

VIBE RECORDS, INC. NEVADA
(Formerly Benacquista Galleries, Inc.)

Form 10-Q
For the Quarterly Period Ended June 30, 2009

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Balance Sheets
	June 30, 2009	September 30, 2008
	Unaudited	Audited
CURRENT ASSETS:
Cash on hand and in bank	$28,129	$-

NET PROPERTY AND EQUIPMENT (Note 4)	56,782	31,420

Due from affiliated entities	-	182,709

TOTAL ASSETS	$84,911	$214,129

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$16,889	$417
Notes payable	2,493,704	2,415,667
Due to Shareholders	26,950	-
Accrued interest payable	795,084	633,562
Accounts payable and accrued expenses	321,811	180,145

TOTAL LIABILITIES	3,654,438	3,229,791

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS DEFICIT
Common stock - $.0001 par value, 550,000,000 authorized; 20,779,267 and 14,564,267 issued and outstanding, respectively	2,078	1,456
Series A Convertible Preferred Stock - $.001 par value, 200,000 shares authorized, no shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock - $.001 par value, 200,000 shares authorized, no shares issued and outstanding, respectively	-	-
Additional paid in capital	2,525,176	2,128,247
Accumulated deficit	(5,361,914)	(4,410,498)
	(2,834,660)	(2,280,795)
Less: Treasury stock - 734,867 and 734,867 shares, respectively	(734,867)	(734,867)

TOTAL STOCKHOLDERS DEFICIT	(3,569,527)	(3,015,662)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$84,911	$214,129

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Statements of Operations and Comprehensive Loss
for the Nine Months Ended June 30,

			January 13, 2003
			Inception
			Through
	2009	2008	June 30, 2009
REVENUES	$-	$-	$-

OPERATING EXPENSES
Research and artist developments costs	52,001	120,396	585,379
General and administrative expenses	401,476	77,329	3,037,896
Professional fees	314,771	90,733	783,586
TOTAL OPERATING EXPENSES	768,248	288,458	4,406,861

(LOSS) FROM OPERATIONS	(768,248)	(288,458)	(4,406,861)

OTHER EXPENSES (INTEREST)	(183,169)	(137,209)	(949,124)

NET (LOSS) BEFORE INCOME TAXES	(951,417)	(425,667)	(5,355,985)

PROVISION FOR INCOME TAXES	-	275	(5,930)

NET (LOSS)	$(951,417)	$(425,942)	$(5,350,055)

Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(0.06)	$(0.03)

Weighted-average number of shares of common stock outstanding basic and fully diluted	16,780,274	14,564,267

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Statements of Operations and Comprehensive Loss
for the Three Months Ended June 30,

	2009	2008
REVENUES	$-	$-

OPERATING EXPENSES
Research and artist developments costs	1,738	14,218
General and administrative expenses	314,290	25,695
Professional fees	179,081	38,200
TOTAL OPERATING EXPENSES	495,109	78,113

(LOSS) FROM OPERATIONS	(495,109)	(78,113)

OTHER EXPENSES (INTEREST)	(54,099)	(48,975)

NET (LOSS) BEFORE INCOME TAXES	(549,208)	(127,088)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(549,208)	$(127,088)

Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(0.03)	$(0.01)

Weighted-average number of shares of common stock outstanding basic and fully diluted	19,805,696	14,564,267

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)

Statements of Cash Flows
for the Nine Months Ended June 30,
			January 13, 2003
			Inception
			Through
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(951,417)	$(425,942)	$(5,361,915)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Non cash expenses related to stock issuances	397,552	-	397,552
Depreciation	8,946	8,808	36,570
Increase (Decrease) in
Accounts payable	141,666	62,954	321,811
Accrued interest payable	161,522	107,239	795,084
NET CASH (USED) IN OPERATING ACTIVITIES	(241,731)	(246,941)	(3,810,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire property and equipment	(34,308)	(5,810)	(93,352)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(34,308)	(5,810)	(93,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advanced to/from affiliated parties	12,709	(59,163)	-
Cash received on notes payable	78,037	958,487	4,398,824
Due to shareholders	26,950	-	26,950
Increase in bank overdraft	16,472	1,959	16,472
Purchase of treasury stock	-	(660,000)	(509,867)
NET CASH PROVIDED BY FINANCING ACTIVITIES	304,168	241,283	3,932,379

INCREASE (DECREASE) IN CASH	28,129	(11,468)	28,129

CASH AT BEGINNING OF PERIOD	-	11,468	-

CASH AT END OF PERIOD	28,129	-	28,129

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
Interest paid during the period	$24,808	$29,970	$156,841
Income taxes paid during the period	$-	$275	$5,930

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note payable converting to common stock	$45,000	$-
Affiliate loans used to pay note payable	182,709	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes to Financial Statements
June 30, 2009 (unaudited)

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
June 30, 2009 (unaudited)

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

Advertising Expense - Advertising costs are expensed as incurred.  There was no advertising expense for the nine months ending June 30, 2009 and 2008.

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

 Net Income (Loss) Per Share-Basic and Diluted - Basic income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted income per share is computed on the basis of the weighted-average number of common shares and all potentially issuable common shares outstanding during the year.  There are no potentially dilutive securities as of June 30, 2009 and 2008.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes to Financial Statements
June 30, 2009 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements - In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes to Financial Statements
June 30, 2009 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - GOING CONCERN UNCERTAINTY

The Company operates as an independent record label and a highly selective Artist and Repertoire company that intends to distribute nationally recordings made by its artists as well as operate state-of-the-art recording and production facilities.

After selecting an artist, the Company intends to nurture each artist’s career through teaching, encouraging and supervising the artist, while simultaneously searching for and selecting suitable material, accompanists, side-men, producers and other professionals to enhance that individual’s chances for success.  The Company intends to attempt to secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year.  The ultimate success of this business plan will extensively rely upon the past history and experience of the Company’s President and Chief Executive Officer in the music industry.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes to Financial Statements
June 30, 2009 (unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTY (continued)

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2009 and September 30, 2008, is comprised of the following:

	2009	2008
Recording and computer equipment	$54,523	$20,523
Furniture and fixtures	8,268	8,268
Automobile	30,253	30,253
	93,044	59,044
Less: Accumulated depreciation	(36,262)	(27,624)

Net property and equipment	$56,782	$31,420

Depreciation expense for the nine months ended June 30, 2009 and 2008, was $8,946 and $8,808, respectively.

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

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes to Financial Statements
June 30, 2009 (unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

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

On February 27, 2009, the Company issued 4,000,000 shares to an individual in settlement of $40,000 out of a $45,000 note payable.  As of April 1, 2009, the Company issued an additional 1,000,000 shares of its common stock to settle the remaining $5,000 of the $45,000 note payable.

In June 2009 the Company issued 605,000 shares of its common stock to its officer and directors. The Company recorded $169,400 in compensation expense related to this issuance.

In June 2009 the Company issued 460,000 shares of its common stock to various consultants. The Company recorded $141,150 in compensation expense related to these issuances.

In June 2009 the Company issued 150,000 shares of its common stock for legal services. The Company recorded $42,000 in compensation expense related to this issuance.

NOTE 7 - INCOME TAXES

The components of income tax benefit (expense) for the years ended June 30, 2009 and 2008, respectively, are as follows:

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes to Financial Statements
June 30, 2009 (unaudited)

NOTE 7 - INCOME TAXES (continued)
	2009	2008

Federal:
Current	$0	$0
Deferred	0	0
	0	0
State:
Current	0	0
Deferred	0	0

Totals	$0	$0

The Company’s income tax expense for the nine months ended June 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	2009	2008

Statutory rate applied to loss before income taxes	$(323,482)	(56,211)
Increase (decrease) in income taxes resulting from:

Net operating loss from non deductible in current year	323,482	56,211
Income Expense	$0	$0

The Company has paid no federal or state income taxes since its incorporation.  As of June 30, 2009 and 2008, the Company has net operation loss carried forward of approximate $3,725,000.

NOTE 8 - LOANS PAYABLE

The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by marketable securities of a shareholder.  The balance outstanding as of June 30, 2009 and 2008 was $599,921 and $599,921 respectively.

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
June 30, 2009 (unaudited)

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

As of June 30, 2009, we have an aggregate principal amount, including accrued interest thereon, of $337,573 due under our convertible promissory notes payable to Robert I. Fulton, Ronald Alcus, Paul Scaturro, Robert Fishman, Kevin Kemp, and James Amonette, as described above.  We are currently negotiating with the holders of this indebtedness to convert all amounts and payables into an aggregate of 278,250 shares of our common stock, based on a conversion price equal to $1.25 per share.  We have not finalized any agreement with these Noteholders and there is no assurance that we will ever finalize and enter into any such agreement with these noteholders.

The Company has been advanced various sums by Mr. Robert S. McCoy and Michael Tyler.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the majority shareholder.  These loans bear interest at 10% and are due upon demand.

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes to Financial Statements
June 30, 2009 (unaudited)

NOTE 8 - LOANS PAYABLE (continued)

On March 31, 2008, approximately $1,600,000 in principal amounts owed to Mr. McCoy and Mr. Tyler were converted to Common Stock at $1.25 per share.

The following is a summary of the outstanding principal and accrued interest:

	Principal	Accrued Interest	Total

Robert McCoy	$893,553	$419,046	$1,312,599
Michael Tyler	346,200	222,999	569,199
James Price	361,235	26,293	387,528

Totals	$1,600,988	$668,338	$2,269,326

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

In addition, the Company is party to certain previous material disputes as follows:

Vibe Records, Inc. and Vibe Ventures, Inc.:

Vibe Records, Inc. (Records) and Vibe Ventures, Inc. (Ventures) (an unrelated third party) are parties to a 1990’s declaratory judgment action.  That litigation was commenced to determine each entity’s entitlement to use the “Vibe” trademark, and resulted in an agreement regarding the respective rights to the use of the intellectual property (i.e. Vibe trademark.)  The agreement was memorialized in a settlement agreement (the “Settlement Agreement”) and an accompanying

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes To Financial Statements
June 30, 2009 (Unaudited)

NOTE 9 - LEGAL PROCEEDINGS (continued)

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

Vibe Records, Inc. Nevada
(Formerly Benacquista Galleries, Inc.)
Notes To Financial Statements
June 30, 2009 (Unaudited)

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

Since February 11, 2008, the Company was granted 4 motions for extension to discovery by the United States Patent and Trademark office.  Currently, a Stipulation of Settlement is in discussion between the parties.  Through June 30, 2009, the case is still on extension pending discovery.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into various lease agreements for office space expiring in December 2007 calling for rent payments of $3,500 per month.  Subsequent to the balance sheet date the company entered into a new lease calling for monthly payment of $1,850 plus real estate taxes.  Future minimum lease payments are as follows:

Year ending
December 31	Amounts

2010	22,000
2011	22,000
2012	22,000

Totals	$66,000

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

All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf.

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

Overview

We are an early stage company led by an experienced management team and focused on identifying qualified and talented artists.  Our long term role includes nurturing the artist’s career through teaching, encouragement and supervision, while concurrently searching for and selecting suitable material, accompanists, side-men, producers and other professionals to enhance the artist’s chances for success.

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

Results of Operations.

Three Months Ended June 30, 2009 and 2008

There was no revenue or cost of good sold for the three and nine months ended June 30, 2009 and June 30, 2008.

For the three months ending June 30, 2009 and June 30, 2008, the Company experienced a net loss of $549,208 and $127,088, respectively. General and administrative expenses increased to $314,290 from $25,695 for the three months ended June 30, 2009 and June 30, 2008 due to additional consulting costs, additional costs of being public and stock-based compensation to officers in 2009. Professional fees and expenses increased to $179,081 from $38,200 for the three months ended June 30, 2009 and June 30, 2008 due to increase accounting and legal expenses related to the company’s cost of being public and various legal matters.  Research and development expenses decreased to $1,738 from $14,218 for the three months ended June 30, 2009 and June 30, 2008 due to a lack of funding for developing new projects and the inability to enter new markets in 2009. Interest expense increased to $54,099 from $48,975 for the three months ended June 30, 2009 and June 30, 2008 due to conversion of certain obligations to equity and additional interest accruals on various notes payable.

Nine Months Ended June 30, 2009 and 2008

For the nine months ending June 30, 2009 and June 30, 2008, the Company experienced a net loss of $951,417 and $425,942, respectively. The Company experienced a net loss of $5,350,055 for the period from January 13, 2003 (inception) through June 30, 2009. General and administrative expenses increased to $401,476 from $77,329 for the nine months ended June 30, 2009 and June 30, 2008 due to additional consulting costs, additional costs of being public and stock-based compensation to officers in 2009, and $3,037,896 for the period from January 13, 2003 (inception) through June 30, 2009.  Professional fees and expenses increased to $314,771 from $90,733 for the nine months ended June 30, 2009 and June 30, 2008 due to accounting and legal expenses as a result of being a public company, and $783,586 for the period from January 13, 2003 (inception) through June 30, 2009.  Research and development expenses decreased to $52,001 from $120,396 for the nine months ended June 30, 2009 and June 30, 2008 due to a lack of cash in 2009, and $585,379 for the period from January 13, 2003 (inception) through June 30, 2009.  Interest expense increased to $183,169 from $137,209 for the nine months ended June 30, 2009 and June 30, 2008 due to conversion of certain obligations to equity and interest accruals on various notes payable, and $949,124 for the period from January 13, 2003 (inception) through June 30, 2009

Liquidity and Capital Resources

As of June 30, 2009, the Company had a working capital deficit of $3,626,309. If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

As shown in the consolidated financial statements, at both June 30, 2009 and June 30, 2008, the Company had $28,129 and zero cash on hand.  We had a net loss of $951,417 for the nine months ended June 30, 2009.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2009. We will need $1.5 million of additional financing for ongoing operations and acquisitions. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2009, the board of directors of the Company approved the settlement of an aggregate of Forty Five Thousand dollars ($45,000) of outstanding notes of the Company (the “Notes”).  The Notes were settled through an agreement between the Company and the noteholders to convert the Notes into shares of the Company’s common stock. Based upon the assets and capitalization of the Company, the conversion price of the shares of common stock to be issued upon conversion of the Notes was set at $0.01 per share by the Company’s board of directors. Between January 19, 2009 and June 30, 2009, all of the Notes were converted by their holders into an aggregate of 5,000,000 shares of the common stock of the Company pursuant to this agreement. The shares of common stock issued in the conversion were restricted shares and were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act. The shares issued in the conversion were subject to Rule 144 under the Securities Act.  No general solicitations were made in connection with the conversion, and, prior to making any conversion, the Company had reasonable grounds to believe, and believed, that the holders of the Notes were capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment.

There were no proceeds to the Company from the issuance of shares on the conversion of the Notes as described above.

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

As of August 14, 2009, there were no shares of the Series A Preferred Stock issued and outstanding.

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

As of August 14, 2009, there were no shares of the Series B Preferred Stock issued and outstanding.

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

10.1 #@	Employment Agreement by and between Mr. Tim Olphie and Vibe Records, Inc. Nevada, dated as of January 26, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2009).

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

Date: August 19, 2009		VIBE RECORDS, INC. NEVADA

	By:	/s/ Timothy Olphie
Chief Executive Officer,
Chief Financial Officer