Form 10-K
period 2009-09-30
VIBE RECORDS, INC. NEVADA
filed 2010-01-13
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-51107

VIBE RECORDS, INC. NEVADA
 (Exact name of registrant as specified in its charter)

Nevada	71-0928242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

824 Old Country Road, PO Box 8 Westbury, New York	11590
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (516) 333-2400

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐                                           No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐                                          No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported ask price at which the stock was sold on December 28, 2009 was $1,390,032.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 28, 2009
Common Stock, $.0001 par value per share	20,814,257 shares

TABLE OF CONTENTS

PART I.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

·	business strategy;

·	reserves;

·	financial strategy;

·	production;

·	uncertainty regarding our future operating results;

·	plans, objectives, expectations and intentions contained in this report that are not historical.

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

Item 1.  Business

Historical Background

Vibe Records, Inc. Nevada, (“we” “us” or the “Company”) was incorporated on January 17, 2003 under the laws of the State of Nevada under the name “Benacquista Galleries, Inc.” On May 30, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vibe Records, Inc., a privately held Delaware corporation.  Pursuant to the terms of the closing of the Merger Agreement, Vibe Records, Inc. was merged with and into the Company. In connection with the closing of the Merger Agreement, our name was changed from Benacquista Galleries, Inc. to Vibe Records, Inc. Nevada.  This transaction was accounted for as a reverse merger.

General

The Company conducts business as an artist and repertoire company as well as an independent record label in the music industry.  We intend to distribute recordings made by our artists on a national basis, as well as operate state-of-the-art recording and production facilities.

After identifying qualified and talented artists, our long term role includes nurturing the artist’s career through teaching, encouragement and supervision, while concurrently searching for and selecting suitable material, accompanists, side-men, producers and other professionals to enhance the artist’s chances for success. We intend to attempt to secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year. The experience of our President and Chief Executive Officer, Timothy Olphie, will be extensively relied upon in the artist selection process.  Mr. Olphie received several Gold and Platinum awards during his tenure at SOUL/MCA Records due to the success of several recording artists and products including, Public Enemy and the acclaimed film “Juice” and its related soundtrack. To date, Mr. Olphie, as Producer and/or Executive Producer, has concluded approximately twenty (20) artist-recording contracts for both major and independent record labels.

We employ a focused artist selection and development process.  The artist’s value will be significantly increased through the support of our specialized and well seasoned management team, modest recording budgets supported by a state of-the-art recording studio, strategic alliances with a renowned audio engineer and the use of a major manufacturing and distributing firm. Furthermore, we will utilize these economic efficiencies to seek out and enter into agreements with pre-established artists. Arrangements with established artists will allow us to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to us for manufacture, distribution and promotion.

We anticipate, but have not committed to, soliciting participation in the further development of one or more of our artists in the R&B, rap, pop, country and/or Latin genres through the assignment of a significant portion of our contractual rights to one of the major manufacturing and distributing firms such as: Sony/BMG Music Group, RCA Records, a division of BMG Distribution (BMG) Bertelsman Music Group; Warner/Elektra/Atlantic (WEA), a division of Warner Music, Inc.; Universal Music Group; MCA Records, Inc.;  Polygram Holdings, Inc. (PGD); or Def Jam Music, a division of Universal Music Distribution (UNI) and EMI Music, Inc. Collectively, these companies supply retailers with approximately 80% of the music recordings purchased. If we determine it is prudent to assign these rights, we intend to obtain and/or retain for our own benefit, royalty overrides as well as publishing and merchandising interests. In order to assure that we have sufficient latitude to discover and develop an artist to the level we deem appropriate, if any of the above options of participation outside of the Company are not pursued, we have the ability to continue to manufacture and distribute the recordings of our new artists through our alliance with Lightyear Entertainment, which in turn distributes through Caroline Distribution, the independent distribution arm of EMI Music.

We also house and operate state of the art recording and production facilities. These facilities are utilized not only by our internal artist roster, but also are available for outside contracting. In May 2009, we acquired and installed a SSL 4048 mixing and recording console in our recording and production studio that will allow us to record, mix and do mastering. We believe that the addition of this consol to our studio will give us competitive advantage over our recording studio competition and will greatly enhance the quality and marketability of the singles and albums created by our internal artist roster.

Through these and other endeavors, we intend to simultaneously promote and brand the Vibe Records label utilizing the distribution capacity of Lightyear/Caroline/EMI. We believe that operating in this fashion will reduce overhead, and concerns about collection from accounts.

Music Industry

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2008, according to IFPI, generated $18.4 billion in retail value of sales. IFPI stands for “International Federation of the Phonographic Industry,” and it is the organization that represents the interests of the recording industry worldwide. Its secretariat is based in London, UK, and its membership comprises some 1450 record companies in 73 countries and affiliated industry associations in 48 countries.  IFPI's mission is to promote the value of recorded music, safeguard the rights of record producers and expand the commercial uses of recorded music in all markets where its members operate.

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

There has been a major shift in the distribution of recorded music away from specialty shops towards mass-market and online retailers. Over the course of the last decade, the share of music sales through U.S. stores first grew from 32% of the market in 1997 to 54% in 2004, however, with the subsequent growth of sales via online channels since 2004, the share of music sales through U.S. stores has contracted significantly since 2004, to 33% of the market in 2006. In recent years, online sales of music, as well as the digital downloading of singles and albums, have grown to represent an increasing share of U.S. music sales. According to RIAA, the physical medium’s (actual CDs and DVDs) share of U.S. music sales declined by 24.9% from 2007 to 2008 with sales decreasing from $7.5 billion to $5.8 billion. During this same period, the sale of music through digital downloads and online purchases increased by 28.1%. The dollar value of online and digital sales increased from $1.26 billion in 2007 to $1.64 billion in 2008. In terms of genre, rock remains the most popular style of music, representing 34% of 2006 U.S. unit sales, although genres such as rap/hip-hop, R&B, Country and Latin music have become increasingly popular.

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

Since that time, annual dollar sales of records in the U.S. are estimated to have declined at a compound annual growth rate of 6% (although there was a 2.5% year-over-year increase recorded in 2004). In 2008 the physical business experienced a 15.4% year-over-year decline on a value basis.

Current Factors

In our opinion, the music industry is shifting away from record stores and towards digital downloads.  According to the IFPI, single-track downloads totaled nearly $3.8 billion in 2008, up 24.1% on online singles sold in 2007. The domestic market accounts for the bulk of those sales, with $1.8 billion in single tracks sold in the U.S. in 2008, up 16.5% from 2007.

As the Major Labels stumble, independent labels have gained significant amounts of market share - accounting for a record eighteen percent (18%) of record sales in 2005, according to the RIAA.  Industry experts suggest that mobile music sales can be a major area for growth in the forthcoming years with the recent launch of Apple’s iPhone as well as the development of music phones by other manufactures.

We believe independent labels are better equipped at Internet marketing via websites and outlets like MySpace, Facebook and iTunes and we plan to take advantage of this trend.

Marketing

We believe that we have structured and will implement a highly efficient program to enhance the marketing potential of our new talent.  Prior to the anticipated assignment by the Company of any of its rights under comprehensive artist recording contracts, we will prepare a master/demo recording package. We intend to establish a master/demo recording fund of $50,000 per artist for this purpose. The package will consist of a professionally produced and engineered 3 to 4 song compilation, which will be utilized in conjunction with the solicitation, or if deemed appropriate, possible retention of the artist’s property rights.

In no event shall more than $35,000 of this fund be expended to sign any one artist without the consent of the majority of our board of directors. This fund may, however, be increased by a maximum of 20% with the unanimous consent of the Board. In no event shall the aggregate of the Master/Demo Recording fund expenditures for the 5 new artists each year undertaken by the Company (exclusive of our joint ventures) exceed $350,000. We intend to adhere to the above-mentioned master/demo recording fund strategy regardless of whether we subsequently assign one or more artists’ contracts, in whole or in part. This process as a whole will be facilitated by the efficiencies we intend to utilize pertaining to the critical area of the artist recording budgets (use of in-house recording studio, strategic alliance with renowned studio engineer, et. al.).

Intellectual Property

We own the website and domain VibeRecords.com via Network Solutions Registration # 25962560 (IP Address 206.28.67.2) http://www.viberecords.com/.

We have registered “Vibe Records” as a trademark in the specific stylized form appearing in Reg. No. 1,819,799 (“Trademark”). We believe that such protection is of significant value in identifying our products on CD’s, records, tapes and/or other media existing now or in the future. In addition, we believe this affords us brand name marketing capability within the fields of recorded music distribution and merchandising.  On September 2, 2004, we were granted an extension of this Trademark under Serial Number # 74389095.

Our rights in this mark are subject and limited to our rights set forth in the negotiated dispositions of the two legal actions entitled National Record Mart, Inc. v. Vibe Records, Inc. and Vibe Ventures v. Vibe Records, Inc. Under the dispositions of these actions, Vibe Ventures, LLC (“Vibe Ventures”) the original trademark owner of “Vibe Records”, agreed to give an irrevocable, royalty free license in perpetuity to us allowing the Company to use the word “Vibe” in conjunction with the word “Records” in the stylized logo as a “record label” (the “Trademark License Agreement”). Our use is limited to the stylized logo as the name of the “record label” for “record distribution” meaning wholesale distribution of music by a record company. Vibe Ventures was subsequently acquired by Vibe Media Group (“Vibe Media”) and the Trademark License Agreement was assumed by Vibe Media. Vibe Media and the Company continue to operate under the terms of the Trademark License Agreement.

We have pledged our intellectual property rights in the name “Vibe Records” to Robert S. McCoy, a member of our board of directors, pursuant to a Security Lien Agreement whereby Mr. McCoy holds a superior lien against any monies received under the Trademark License Agreement with Vibe Media.  This lien will be removed upon the satisfaction of the loans due to Mr. Robert S. McCoy in the aggregate principal amount of $600,000.

Competition

The heightened ability to sell or assign one’s rights in potentially successful recording products to the four (4) major manufacturing and distribution firms within the music industry, as well as the expanding opportunities to promote and produce one’s talent independently, lead us to believe we have positioned ourselves to compete successfully within the R&B, rap, country, Latin and pop genres of the music industry.  We further believe that we have focused on a demographic target audience which is experiencing, and will continue to experience, substantial growth and that the Master/Demo Recording marketing model is a highly effective manner in which to market our artists and products.

Nevertheless, our record products are marketed and sold to a segment of the entertainment market that is highly competitive. The principal competitive factors affecting the market for or products include product quality, packaging, brand recognition, brand and artist acceptance, price and distribution capabilities.  There can be no assurance that we will be able to compete successfully against current and future competitors based on these and other factors. We also compete with a variety of domestic and international producers and distributors many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than the Company.  In the event we become successful in our marketing, promotion and distribution of products bearing our name, it is likely we will experience additional competition in the industry from major labels, each of which is capable of marketing products designed to compete directly in the R&B, rap, country, Latin and pop segments. We compete with other music producers and distributors not only for market share, brand acceptance and loyalty, but also for display space in retail establishments and, more importantly, for marketing focus by our distributors and retailers, all of which distribute and sell other manufacturers products. Future competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on our business, financial condition and results of operations.

Independent labels, such as us, have however demonstrated themselves especially adept at Internet marketing via websites and outlets like MySpace and iTunes. Endeavors such as this by independent labels have significantly increased their market share of annual sales as the major labels struggle to adapt to the age of the IPod and the Internet.

Employees

As of December 28, 2009, we employed a total of (1) employee, and engaged a total of (5) independent contractors. We believe that we have a good working relationship with our employees.  We are not a party to any collective bargaining agreements, no employees are represented by a labor union and we believe we have good relations with our employees.

Business Opportunities

We will rely on the experience of our President and Chief Executive Officer, Timothy J. Olphie. Mr. Olphie received several Gold and Platinum awards during his tenure at SOUL/MCA Records for the success of several recording artists and products. To date, Mr. Olphie, as Producer and/or Executive Producer, has concluded approximately twenty-five artist-recording contracts for both major and independent record labels.

The following are business opportunities, potential joint ventures and contractual relationships arranged or being negotiated by Mr. Olphie.

Artist Recording Agreements

 The Baker Girls:

On July 28, 2005 we secured an exclusive recording artist agreement with the Country music mother/daughter duo The Baker Girls.  Pursuant to the terms of this agreement, The Baker Girls licensed to us the excusive right to disseminate their recordings for a period of thirty-six (36) months.  This license agreement was subsequently extended and now runs through May 2012.

In March 2010, The Baker Girls will release their 1st single from the album “Don’t Let the Make-Up Fool You” on the Vibe Records label in which the company has been herald by significant taste makers in the country music industry.  In fact, they are already calling their first release with critical acclaim. In February 2010, they are soon to be working on additional tracks to add to their album consisting of new material to be recorded at the renowned Sound Stage Studios in Nashville, Tennessee. We expect the release of the “new” The Baker Girls completed album to be available for sale on the Vibe Records label in May, 2010.

Kristen Capolino:

During fiscal 2009, we secured an exclusive recording artist agreement with the singer, guitarist and songwriter Kristen Capolino.  Pursuant to the terms of this agreement, Ms. Capolino licensed to us the excusive right to disseminate her recordings through December, 2011. Ms. Capolino is a 19-year-old guitarist and singer from Wappingers Falls, N.Y. who has been performing and recording since the age of 14.

In May, 2010, we intend to release Ms. Capolino’s debut album “All That I Am” on the Vibe Records label and thereafter promote Ms. Capolino through appearances at various music festivals and live performances. The album, All that I am was produced by the company’s President & CEO, Timothy “T.K.” Olphie.

Studio Production

In May 2009, we acquired and installed a SSL 4048 mixing and recording consol in our recording and production studio that will allow us to record, mix and mastering. We believe that the addition of this consol to our studio will greatly enhance the quality and marketability of the singles and albums created by our internal artist roster and will allow us to differentiate our product from that of other independent labels.

In addition to the installation of the consol, we have engaged the services of Terrance Pender as our First Audio Engineer and A&R representative. Mr. Pender has over ten years experience as a First Audio Engineer and his responsibilities will include supervising and organizing recording sessions, hiring studio musicians and overseeing all aspects of master recordings. During his career, Mr. Pender has produced recordings for Motown Records, J Records, PO Boy Records, FUBU Entertainment, Rockafella Records, and numerous other labels. Mr. Pender has worked with such artists as The Temptations, Old Dirty Bastard, Remy Martin, Ice Cube, RZA, Memphis, Bleek, Fabulous, Nas, Young Guns and many others. We believe that Mr. Pender’s engineering talent and understanding of various music markets will greatly enhance the quality and marketability of our recorded product.

Promotional Alliances

Distribution Agreement with Lightyear Entertainment, L.P.

We executed a Distribution Agreement, dated April 23, 2004 (“Lightyear Agreement”), directly for worldwide distribution through Lightyear Entertainment, L.P. ("Lightyear"), which is in turn distributed by Caroline Distribution, the independent distribution arm of EMI Music.  Lightyear music product is also distributed by JVC in Japan, by in-akustik in Germany, and by a network of independent distributors elsewhere around the world. Lightyear's DVD, Digital, and Video On Demand distribution for independent films are through Warner Home Video in the U.S. and Canada.  In connection with this Agreement, Lightyear retains a (30%) Distribution Fee (which it shares with Caroline/EMI), and the remaining 70% of all wholesale revenue is credited to us, less costs incurred by Lightyear on our behalf, such as manufacturing costs and retail placement costs. The company has since have signed and executed extension of the Lightyear Agreement.

Joint Venture Agreements:

Off the Hook Records, Inc:

On January 15, 2004 the Company and Off the Hook Records, Inc. executed a Joint Venture Agreement whereby they will sign new talent to production deals and subsequently finance, produce, promote, market and distribute their master recordings on an 18 % retail sharing basis with Republic Distribution, Inc., a division of Universal Distribution. Both genres of urban entertainment and media will actively co-promote our artists through their East Coast based promotional resource base. We believe that these aggressive grass roots promotional efforts will facilitate the entry of our artists into the urban marketplace.

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

We have incurred operating losses since inception and there is no certainty that we will ever achieve profitability.

We have incurred operating losses since our inception. We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations.  The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to discover new talent and develop existing talent, commercial acceptance for our talent, and our ability to enter into agreements for distribution and manufacturing.  There can be no assurance that we will ever achieve any revenues or profitable operations.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected. Furthermore, our growth depends upon our ability to attract new talent and commercially develop existing talent. There can be no assurance that our efforts to attract and develop talent can be accomplished on a profitable basis, if at all. Our expansion of our record distribution and promotions will depend on a number of factors, most notably the timely and successful promotion and sale of our products by the Company and our regional distributors. Our inability to expand sales in a timely manner would have a material adverse effect on our business, operating results and financial condition.

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

The R&B, rap, pop, country and latin genres of the music industry, where we intend to focus, are highly competitive and characterized by changing consumer preferences and continuous introduction of new artists. Our goal is to maintain and improve the recording artists currently under contract with the Company and to seek out and recruit additional talent that will appeal to various consumer preferences.  We believe that our future growth will depend, in part, on our ability to anticipate changes in consumer preferences and develop and introduce, in a timely manner, artists and products which adequately address such changes. There can be no assurances that we will be successful in recruiting, developing, and marketing such artists and products on a timely and regular basis. Our failure to successfully introduce such artists or products, or the failure of the retail markets to accept them, would have a materially adverse effect on our ability to operate profitably.

No assurance can be given that consumer demand for the R&B, rap, pop, country and latin genres of the music industry, such as those products intended to be produced by the Company, will continue in the future or, if such demand does continue, that we will be able to satisfy consumer preferences. Changes in consumer spending can affect both the quantity sold and the price of our products and may therefore affect our operating results.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and develop and commercialize our products.

Our present and future capital requirements depend on many factors, including:

·	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;
·	our ability to enter into new agreements to expand the distribution of our talents records, and the terms of such agreements;
·	the costs of recruiting and retaining qualified personnel; and
·	the time and costs involved in finding and maintaining talent.

Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

Additional financing may be necessary for the implementation of our growth strategy.

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

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

We are dependent upon key personnel and consultants.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon the Company’s business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the music industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on the Company. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.  We do not carry “key person” insurance covering any members of our senior management.

We are controlled by current officers, directors and principal stockholders.

Our directors and executive officers beneficially own approximately 46% of the outstanding shares of our common stock.  Accordingly, our executive officers, directors, and principal stockholders will have the ability to control the election of our Board of Directors and the outcome of issues submitted to our common stockholders for a vote.

We face significant competition.

Our recorded products will be marketed and sold to a segment of the market that is highly competitive.  The principal competitive factors affecting the market for our products include product quality, packaging, brand recognition, brand and artist acceptance, price and distribution capabilities.  There can be no assurance that we will be able to compete successfully against current and future competitors based on these and other factors. We also compete with a variety of domestic and international producers and distributors, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than the Company.  In the event we become successful in our marketing, promotion and distribution of products bearing our name, it is likely we will experience additional competition in the industry from major labels, each of which is capable of marketing products designed to compete directly in the R&B, rap, pop, country and latin segments. We compete with other music producers and distributors not only for market share, brand acceptance and loyalty, but also for display space in retail establishments and, more importantly, for marketing focus by our distributors and retailers, all of which distribute and sell other manufacturers products.  Future competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Item 2.  Property:

Our principal executive offices are located at:  # 824 Old Country Road, Westbury, New York 11590.  This office consists of approximately 1800 square feet, which we rent for 3,500.00 per month. Our lease terminates in 2012 and we have not as yet determined whether we will renew the lease for the existing space or seek new space. We believe that our principal executive office space is sufficient for our needs for the foreseeable future. In addition, the company has additional office space in Oyster Bay, New York which it is renting on a month to month basis.

Item 3.  Legal Proceedings

We are not presently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “VBRE”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board, as reported by the National Quotation Bureau. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1).

Fiscal year ended September 30, 2009	High	Low
Quarter ended
December 31, 2008	$0.30	$0.25
March 31, 2009	$0.05	$0.25
June 30, 2009	$0.60	$0.03
September 30, 2009	$0.50	$0.14
Interim Period ended December 28, 2009	$0.35	$0.12

Fiscal year ended September 30, 2008	High	Low
Quarter ended
December 31, 2007	$0.87	$0.26
March 31, 2008	$7.85	$0.15
June 30, 2008	$4.95	$0.60
September 30, 2008	$1.01	$0.66

On December 28, 2009, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.13 per share.

Record Holders

As of December 28, 2009, there were approximately 385 holders of record of our common stock. The Board of Directors believe that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The beneficial owners of such shares are not known to us.

As of December 28, 2009, the shareholders list from our transfer agent shows that there were 20,814,257 shares of common stock outstanding. Of those shares, 9,630,000 shares, or 46.3% percent of our outstanding common stock, were owned by our officers and directors.

Dividend Policy

Our Board of Directors determines any payment of dividends to our common stockholders. We have not paid any dividends on our common stock during the last three years, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, we issued 100,000 restricted shares of our common stock as payment for past consulting services rendered by Prosperity Systems, Inc. We recorded non-cash compensation charges of $30,000  related to this issuance, reflecting the fair market value of the shares when issued. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction.  The consultant who received the shares of our common stock in the above referenced transaction is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.  We did not engage in any public solicitations in connection with the above transaction.

During the fourth quarter of 2009, we issued 50,000 restricted shares of our common stock as payment for past consulting services rendered by Patrick O’Connell. We recorded non-cash compensation charges of $15,000 related to this issuance, reflecting the fair market value of the shares when issued. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction.  Mr. O’Connell is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with ownership of our common stock. The transaction referred to above was an exempt transaction in accordance with the provisions of Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.  We did not engage in any public solicitations in connection with the above transaction.

Capitalization

Common Stock

We have one class of $.0001 par value per share common stock. Holders of our common stock are entitled to one vote per share of stock held. Holders of shares of our common stock do not have cumulative voting rights.

Preferred Stock

On January 19, 2009, our board of directors approved and authorized two series of preferred stock.  On or about January 23, 2009, we filed a Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and a Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (“the Series B Preferred Stock”) (together the “Certificates of Designation”) with the Secretary of State of Nevada.  Pursuant to the Certificates of Designation, we authorized 200,000 shares of our preferred stock to be designated the Series A Preferred Stock and 200,000 shares of our preferred stock to be designated the Series B Preferred Stock.

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of our common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series A Preferred Stock has the same voting rights as our common stock, on an as converted basis, with the Series A preferred holders having one vote for each share of common stock into which their Series A Preferred Stock is convertible.  The holders of the Series A preferred stock have a liquidation preference over our common stock of up to one hundred dollars ($100) per Series A share held.  The Company will not pay a dividend on the shares of Series A Preferred Stock.

As of December 28, 2009, there were no shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The holders of the Series B Preferred Stock may, in their discretion, convert each share of Series B Preferred stock into 4,000 shares of our common stock at any time following the date of issuance of the Series B Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series B Preferred Stock does not have voting rights on matters presented to our common stockholders, for a vote.  The Series B Preferred Stock and has an equal liquidation right with any shares of our Series A Preferred Stock then outstanding.  We will not pay a dividend on the shares of Series B Preferred Stock.

As of December 28, 2009, there were no shares of the Series B Preferred Stock issued and outstanding.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are currently covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.  Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question. Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.  Rule 15g-5 requires that a broker dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Our common stock may remain subject to the foregoing rules for the foreseeable future. The application of the penny stock rules may affect our stockholder’s ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

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

The following discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Plan of Operations

We intend to attempt to secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year.  We intend to utilize a highly focused artist selection process. The artist’s value will be significantly increased through the support of our specialized and well seasoned management team, modest recording budgets supported by a state of-the-art recording studio, strategic alliances with a renowned audio engineer, and the use of a major manufacturing and distributing firm. Furthermore, we will utilize these economic efficiencies to seek out and enter into agreements with pre-established artists. Arrangements with established artists will allow us to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to us for manufacture, distribution and promotion.

We house and operate state of the art recording and production facilities. The facilities are utilized not only by our internal artist roster but also are available for outside contracting.

Through these and other endeavors, we intend to simultaneously promote and brand the Vibe Records label.  We believe that operating in this fashion will reduce overhead, and concerns about collection from accounts.

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

Results of Operations.

Years Ended September 30, 2009 and 2008

The Company had no revenue producing activities in either of the years ended September 30, 2009 or 2008.  For the years ending September 30, 2009 and September 30, 2008, the Company experienced a net loss of $(1,283,289) and $(651,197), respectively.

General and administrative expenses increased to $464,301 from $65,147 for the years ended September 30, 2009 and 2008, principally due to new stock-based compensation to officers and directors in 2009.  Professional fees and expenses increased to $374,259 for the year ended September 30, 2009 as compared to $197,539 for the year ended September 30, 2008 due to increased consulting, accounting and legal expenses as a result of being a public company.  Research and artist development expenses increased to $192,818 for the year ended September 30, 2009 as compared to $177,385 for the year ended September 30, 2008 due to production efforts on various projects as previously discussed.  Interest expense increased to $251,911 for Fiscal 2009 as compared to $211,126 for Fiscal 2008.  This expenditure has remained relatively consistent and is expected to stay at or above current levels based on the Company’s need for capital and the lack of revenue producing activities.

Liquidity and Capital Resources

As of September 30, 2009, the Company had a working capital deficit of $(3,480,700).  If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

We have historically incurred recurring losses from operations.  Our continuation is dependent upon a successful program of acquisitions and achieving a profitable level of operations.  We will need $1.0 million of additional financing for ongoing operations and acquisitions.  The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders.  Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments.  We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

As shown in the financial statements, at September 30, 2009 and September 30, 2008, we had cash on hand of $23,809 and $-0-.  Net cash used in operating activities for each of the years ended September 30, 2009 and 2008 was $(331,281) and $(302,022) as a direct result of our net operating loss and the absence on any revenue producing activities.  Cash flows used in investing activities for each of the years ended September 30, 2009 and 2008 was $(37,893) and $(4,460) which was used in the acquisition of property, plant and equipment.  Cash flows provided by financing activities were $393,083 during the year ended September 30, 2009 and $379,380 for the year ended September 30, 2008 which was principally a result in a net increase in our borrowings from various sources to provide working capital.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Timothy Olphie, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our directors and executive officers as of December 28, 2009.

Name	Age	Position

Timothy J. Olphie	55	Chairman of the Board, President and Chief Executive Officer
Robert S. McCoy, Jr.	71	Director
Michael L. Tyler	51	Vice President & Secretary, Director

Timothy J. Olphie, CEO, President and Director

From January 1993 to the present, Mr. Olphie has been employed as an independent record producer.  Since May 2008, he has been our CEO, President and a member of our board of directors. Mr. Olphie received a Bachelor’s Degree in Marketing and Management from the State University of New York at Brockport.

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

Robert S. McCoy, Jr., Director

Since May 2008, Robert S. McCoy, Jr. has been a member of our board of directors. Mr. McCoy retired in 2003 after 19 years with Wachovia Corporation and its successor companies. Mr. McCoy had been Vice Chairman and Chief Financial Officer of Wachovia. Prior to joining the banking industry Mr. McCoy was with Price Waterhouse & Co. for 23 years. Mr. McCoy currently serves on the Board of Directors of three other public companies; Krispy Kreme Doughnuts, Inc, MedCath Corporation, and Website Pros, Inc. Mr. McCoy also serves on the board of additional private companies in which he is an investor.

Dr. Michael L. Tyler, Director, Vice President and Secretary

Since May 2008, Dr. Michael L. Tyler has been a member of our board of directors, a Vice President and the Secretary of the Company.  Dr. Tyler graduated magna cum laude from Columbia State Community College in Columbia, Tennessee, in 1977 with Associate of Science degrees in chemistry and biology.  He continued his education at Memphis State University in Memphis, TN., graduating magna cum laude in 1979 with Bachelor of Science degrees in chemistry and biology.  His doctorate degree in dentistry was earned from the University of Tennessee Center for the Health Sciences in Memphis, TN., in 1983. Dr. Tyler has been practicing general and family dentistry for the last 21 years.  He is a member of the American Dental Association, Tennessee Dental Association, and Maury County Dental Association.  He is on staff at Maury Regional Hospital. He is a member of Rotary International, serving his local club as president, and has been honored with a Paul Harris Fellowship.

Thomas G. Kober, C.P.A., Director

Between May 2008 and August 1, 2009, Thomas G. Kober was a member of our board of directors. Mr. Kober served as our Vice President and Treasurer from May 2008 until May 2009. In May 2009, Mr. Kober resigned as our Vice President and Treasurer to pursue other business interests. Mr. Kober’s academic and professional credentials consist of the following: Bachelor of Science, Accounting, Manhattan College, 1979; Certified Public Accountant, 1985. Mr. Kober has been a Partner in Blanchfield, Meyer, Kober and Rizzo LLP, since 1986 and specializes in the construction industry, Sarbanes-Oxley compliance requirements, SEC filing requirements, computer hardware and software consulting with extensive experience in consulting on mergers and acquisitions as well as negotiating with financial institutions. Mr. Kober’s Professional Affiliations include: American Institute of Certified Public Accountants, Member Information Technology Division, Member Taxation Committee, New York State Society of Certified Public Accountants, Member Real Estate Contractors Committee, Long Island Chapter of the Construction Financial Management Association, Former Treasurer and member of Board of Directors, Long Island Association - Tax Policy Committee, Board member of various charitable endeavors.

On August 1, 2009, Mr. Kober resigned from his position as a member of our board of directors. The Company and Mr. Kober did not have any disagreements regarding the Company’s operations, policies or practices.

General

Our executive officers are elected by, and serve at the pleasure of, our board of directors. Our directors serve terms of one year each, with the current directors serving until the next annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

None of our directors, executive officers, promoters or control persons has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "SEC") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any of our directors and executive officers.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Holders of our Series A Preferred Stock are entitled to one (1) vote for each share of common stock into which their preferred shares are convertible on all matters submitted to a vote of the common stockholders, including the election of directors. Cumulative voting with respect to the election of Directors is not permitted by our Articles of Incorporation. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders and until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by the Board of Directors or by the stockholders at the next annual stockholders’ meeting or at a special meeting of the stockholders called for that purpose.

Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation paid to our executive officers.  No other executive officers earned more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Timothy J. Olphie, President and CEO	2009	$75,000	-	-	-	-	-	$-	$-

	2008	$-	-	-	-	-	-	$-	$-

Outstanding Option Awards at Fiscal Year-End Table.

None.

Employee Benefit Plans

In 2008, our board of directors adopted an incentive stock plan that was subsequently approved by our shareholders. The stock plan is intended to promote continuity of management and to provide increased incentive and personal interest in our welfare by those employees and consultants who are primarily responsible for shaping and carrying out our long-range plans and securing our continued growth and financial success.

The plan is administered by our board of directors, and they have the authority to select the employees, consultants and non-employee directors who participate in the plan, to determine the awards to be granted to participants, to set the terms and conditions of such awards and to establish, amend or waive rules for the administration of the plan.

The plan provides that up to a total of 5,000,000 shares of common stock, subject to adjustment to reflect stock dividends and other capital changes, are available for issuance under the stock plan. No options to acquire shares are currently outstanding and no options to acquire shares were granted under the plan in 2009.

During 2009, our Board of Directors approved the issuance of an aggregate of 1,655,000 shares of our common stock to employees, directors, and consultants under the terms of the stock plan.

Employment Agreements

On January 16, 2009, we entered into an employment agreement with Mr. Timothy Olphie (the “Olphie Employment Agreement”) that has an initial term of three (3) years. Under the Olphie Employment Agreement, Mr. Olphie will continue to serve as our CEO, President and a member of our board of directors. Mr. Olphie will receive a base salary of $75,000 per year, and will be entitled to an annual discretionary bonus. The amount of Mr. Olphie’s bonus will be determined by our board of directors, and will be based upon the achievement of certain milestones as determined by the board of directors.  Mr. Olphie’s employment agreement would be terminated under the terms of that agreement upon the death or disability of Mr. Olphie. If we terminate Mr. Olphies’s employment for “Cause” (as defined in the agreement) or if Mr. Olphie terminates his  employment voluntarily for any reason before the end of the term, Mr. Olphie will be entitled to receive his base salary through the date his employment terminates, plus any pro-rata bonus owed as of that date. If Mr. Olphie’s employment is terminated by us without “Cause” then he will be entitled to receive: (i) base salary through the termination date; (ii) a single sum payment equal to $75,000; and (iii) reimbursement for the cost of up to the first twelve months of continuing group health plan coverage which Mr. Olphie and his covered dependents receive pursuant to COBRA.  As compensation for past services to the Company, our board of directors granted to Mr. Olphie the right to receive 1,100 shares of our Series A Preferred Stock, with such shares being issuable at Mr. Olphie’s discretion upon 61 days written notice.  The shares of Series A Preferred Stock to be issued to Mr. Olphie shall be restricted shares on issuance and as such any future sales by Mr. Olphie must be pursuant to a then effective registration statement under the Securities Act of 1933, or be pursuant to a valid exemption from such registration.

Board of Directors

We pay compensation of $5,000 per annum to each of our directors for service on our Board.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table indicates beneficial ownership of our common stock as of December 28, 2009 by:

·	Each person or entity known by us to beneficially own more than 5% of the outstanding shares of the our common stock;
·	Each of our executive officers and directors; and
·	All of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 20,814,257 shares of common stock outstanding as of December 28, 2009.  Unless otherwise indicated, the address of each beneficial owner listed below is c/o the Company, 824 Old Country Road, P.O. Box 8, Westbury, New York, 11590

Name and Address	Number of Shares	Percentage of Shares Owned
Timothy J. Olphie	5,325,000	25.6
Robert S. McCoy, Jr.	2,670,000	12.8
Michael L. Tyler	1,635,000	7.9
All Officers and Directors as a group (3 persons)	9,630,000	46.3

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

On May 30, 2008, we entered into convertible promissory notes with James Price for $200,000 and with Robert S. McCoy for $225,000.  Interest on the promissory notes shall accrue at the rate of 5% per annum.  The promissory notes are convertible into Common Stock at the price of $0.25 per share.  The Maturity Date of the promissory notes is the earlier of August 28, 2008 or five days after the closing of any equity financing equal to or greater than $500,000.

Blanchfield, Meyer, Kober and Rizzo LLP

For the periods ended September 30, 2008 and 2009 the firm Blanchfield, Meyer, Kober and Rizzo (BMKR) has accrued Fees totaling $75,000 for accounting and bookkeeping services.  Thomas Kober, a member of our board of directors from May 2008 until August 1, 2009, is a 20 % partner in this BMKR. No payment has been made by us and no demand has been made for payment.

Item 14. Principal Accountant Fees and Services

Fees paid to the Company’s current principal accountant, S. W. Hatfield, CPA were as follows:

		Year ended	Year ended
		September 30,	September 30,
		2009	2008

1.	Audit fees	$23,388	$17,350
2.	Audit-related fees	-	-
3.	Tax fees	-	-
4.	All other fees	-	-

	Totals	$23,388	$17,350

1.
Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by S. W. Hatfield, CPA in connection with statutory and regulatory filings or engagements.

2.
Audit Related fees consist of fees billed for assurance and related services by our principal accountant that are related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

3.
Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

The Company has not designated a formal audit committee.  However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by applicable accounting standards.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the appropriate Statement(s) on Auditing Standards.

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2009 and 2008 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2009 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

10.2 #
Agreement and Plan of Merger by and among the Company, Benacquista Acquisition Corp. and Vibe Records, Inc., dated May 30, 2008 (incorporated by reference and previously filed on Form 8-K on June 6, 2008).

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference.
@	Management contract or compensatory plan.
*	Filed herewith.

VIBE RECORDS INC. NEVADA

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of September 30, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss
for the years ended September 30, 2009 and 2008
and period from January 13, 2003 (date of inception)
through September 30, 2009	F-4

Statement of Changes in Stockholders’ Equity
for the years ended September 30, 2009 and 2008	F-5

Statements of Cash Flows
for the years ended September 30, 2009 and 2008
and period from January 13, 2003 (date of inception)
through September 30, 2009	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vibe Records, Inc. Nevada

We have audited the accompanying balance sheets of Vibe Records, Inc. Nevada (Company) (a Nevada corporation and a development stage company) as of September 30, 2009 and 2008 and the related combined statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the years ended September 30, 2009 and 2008, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vibe Records, Inc. Nevada as of September 30, 2009 and 2008 and the results of its operations and cash flows for each of the years ended September 30, 2009 and 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon capital provided from current stockholders or issuances of new equity or new debt to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

S. W. HATFIELD, CPA
Dallas, Texas
January 13, 2010

VIBE RECORDS, INC. NEVADA
(a development stage company)
Balance Sheets
September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$23,809	$-

Total Current Assets	23,809	-

Property and Equipment - at cost	96,937	59,044
less accumulated depreciation	(43,845)	(27,624)

Net Property and Equipment	53,092	31,420

Other Assets
Due from affiliated entities	-	182,709
Master recordings, net of reserve for impairment	-	-

Total Other Assets	-	182,709

TOTAL ASSETS	$76,901	$214,129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$417
Notes payable to bank and individuals	730,381	853,289
Accounts payable and other accrued liabilities	368,970	180,145
Accrued interest payable	719,081	633,562
Notes and advances payable to officers and stockholders	1,686,077	1,562,378

Total Liabilities	3,504,509	3,229,791

Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value
50,000,000 shares authorized
Series A - 4,000 shares designated
Series B - 4,000 shares designated
None issued and outstanding	-	-
Common stock - $0.001 par value
100,000,000 shares authorized
21,249,267 and 14,564,267 shares
issued and outstanding, respectively	2,125	1,456
Additional paid-in capital	2,998,921	2,128,247
Accumulated deficit	(5,693,787)	(4,410,498)
	(2,692,741)	(2,280,795)
Less: Treasury Stock	(734,867)	(734,867)

Total Stockholders' Deficit	(3,427,608)	(3,015,662)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$76,901	$214,129

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended September 30, 2009 and 2008 and
Period from January 13, 2003 (date of inception) through September 30, 2009

			(Unaudited)
			Period from
			January 13, 2003
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenues	$-	$-	$-

Operating Expenses
Research and Artist Development costs	192,818	177,385	726,196
General and Administrative expenses	464,301	65,147	3,100,721
Professional fees	374,259	197,539	843,074

Total Operating Expenses	1,031,378	440,071	4,669,991

Loss from Operations	(1,031,378)	(440,071)	(4,669,991)

Other (Expense)
Interest expense	(251,911)	(211,126)	(1,017,866)
Loss before Provision
for Income Taxes	(1,283,289)	(651,197)	(5,687,857)

Provision for Income Taxes	-	-	(5,930)

Net Loss	(1,283,289)	(651,197)	(5,693,787)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(1,283,289)	$(651,197)	$(5,693,787)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.07)	$(0.04)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	17,994,829	13,817,542

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statement of Changes in Stockholders’ Deficit
Years ended September 30, 2009 and 2008

			Additional	Treasury
	Common Stock		paid-in	stock	Accumulated
	Shares	Amount	capital	at cost	deficit	Total
Balances at
October 1, 2007	13,489,201	$1,348	$2,257,652	$-	$(3,759,301)	$(1,500,301)
Effect of reverse merger
transaction	1,075,066	108	(129,405)	(9,867)	-	(139,164)
	14,564,267	1,456	2,128,247	(9,867)	(3,759,301)	(1,639,465)

Purchase of treasury stock	-	-	-	(725,000)	-	(725,000)

Net loss for the year	-	-	-	-	(651,197)	(651,197)

Balances at
September 30, 2008	14,564,267	1,456	2,128,247	(734,867)	(4,410,498)	(3,015,662)

Issuance of common
stock for:
Retirement of debt	5,000,000	500	44,500	-	-	45,000
Legal, consulting and
other services	910,000	91	273,059	-	-	273,150
Executive, director and
other compensation	745,000	75	211,326	-	-	211,400
Cost of raising capital	30,000	3	8,997	-	-	9,000
less cost of raising
capital	-	-	(9,000)	-	-	(9,000)
Capital contributed through
officer payment of debt	-	-	341,792	-	-	341,792

Net loss for the year	-	-	-	-	(1,283,289)	(1,283,289)

Balances at
September 30, 2009	21,249,267	$2,125	$2,998,921	$(734,867)	$(5,693,787)	$(3,427,608)

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statements of Cash Flows
Years ended September 30, 2009 and 2008 and
Period from January 13, 2003 (date of inception) through September 30, 2009

			(Unaudited)
			Period from
			January 13, 2003
			(date of inception)
	Year ended	Year ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the year	$(1,283,289)	$(651,197)	$(5,693,787)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Depreciation	16,221	11,730	43,845
Expenses paid with common stock	529,550	-	529,550
Increase (Decrease) in
Accounts payable and
other accrued expenses	188,825	180,558	368,970
Accrued interest payable	217,312	156,887	850,874
Net cash used in operating activities	(331,381)	(302,022)	(586,050)

Cash Flows from Investing Activities
Cash advanced to affiliated parties	-	(86,366)	(182,709)
Cash paid to acquire property and equipment	(37,893)	(4,460)	(96,937)
Net cash used in investing activities	(37,893)	(88,826)	(279,646)

Cash Flows from Financing Activities
Increase (decrease) in bank overdraft	(417)	417	-
Cash received on notes payable
to banks and individuals	190,000	5,185	1,177,952
Cash paid on notes payable to
banks and individuals	(102,908)	(5,608)	(114,898)
Cash received on notes and advances
from officers, directors and other
related parties	364,739	879,386	3,709,147
Cash paid on notes and advances from
officers, directors and other related
parties	(58,331)	-	(58,331)
Purchase of treasury stock	-	(500,000)	(509,867)
Net cash provided by financing activities	393,083	379,380	4,204,003

Increase in Cash	23,809	(11,468)	23,809
Cash at beginning of period	-	11,468	-
Cash at end of period	$23,809	$-	$23,809

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$34,599	$54,239	$166,992
Income taxes paid during the period	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Advances to affiliated entities assigned to
repay certain notes and advances from
shareholder, officer and director	$182,709	$-	$-
Notes payable and accrued interest payable
to individuals repaid by shareholder,
officer and director	$341,792	$-	$-
Acquisition of treasury stock with note payable	$-	$225,000	$-
Common stock issued to settle notes payable	$-	$-	$1,600,000

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements
September 30, 2009 and 2008

NOTE A - Organization and Description of Business

Vibe Records, Inc. Nevada, (“we” “us” or the “Company”) was incorporated on January 17, 2003 under the laws of  the State of Nevada as Benacquista Galleries, Inc.  On May 30, 2008, we entered into an Agreement and Plan of  Merger (the “Merger Agreement”)  with Vibe Records, Inc., a privately held Delaware corporation.  Pursuant to the terms of the closing of the  Merger Agreement, Vibe  Records, Inc. was  merged with and into the Company. In connection with the closing  of the Merger Agreement, our name was changed from Benacquista Galleries, Inc. to Vibe Records, Inc. Nevada.  This transaction was accounted for as a reverse merger.

The acquisition of Vibe Records, Inc. (Vibe) by Benaquista Galleries, Inc. (Benaquista) effected a change in control of Benaquista and is accounted for as a “reverse acquisition” whereby Vibe is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the reverse merger transaction, the financial statements of the Company will reflect the historical financial statements of Vibe from its inception and the operations of Benaquista for all periods subsequent to the May 30, 2008 transaction date.

The Company conducts business as an artist and repertoire company as well as an independent record label in the  music industry. We intend to distribute recordings  made by our artists on a  national basis, as  well  as operate  state-of-the-art recording and production facilities.

NOTE B - Preparation of Financial Statements

The acquisition of Vibe Records, Inc. on May 30, 2008, by the Company effected a change in control and was accounted for as a ”reverse acquisition” whereby Vibe Records, Inc. was the accounting acquiror for financial statement purposes.  Accordingly, the historical financial statements of the Company are those of Vibe Records, Inc. from its inception.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of September 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

NOTE C - Going Concern Uncertainty

As of September 30, 2009, the Company has no revenue producing activities, limited cash on hand, and significant debt related to the financing of its operations.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE C - Going Concern Uncertainty - Continued

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

NOTE D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE D - Summary of Significant Accounting Policies - Continued

2.	Property and Equipment

Property and equipment were recorded at cost.  Depreciation was calculated on a straight-line basis over the estimated useful lives of five years.  Maintenance and repairs are charged to operations as incurred.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

3.	Research and Development

Research and development costs are expensed as incurred.

4.	Advertising costs

Advertising costs are expensed in the period incurred.  The Company had no advertising expenses for the period ended September 30, 2009 and 2008.

5.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to September 30, 2006.  The Company does not anticipate any examinations of returns filed for periods ending after September 30, 2006.

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

6.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE D - Summary of Significant Accounting Policies - Continued

6.	Income (Loss) per share - continued

As of September 30, 2009 and 2008, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

7.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - Concentrations of Credit Risk

Financial instruments, which potentially subject us to a concentration of risk, include cash and accounts receivable.  All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the years ended September 30, 2009 and 2008, and subsequent thereto, respectively, the Company, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured credit risk exposures.

NOTE G - Property and Equipment

Property and equipment consists of the following at September 30, 2009 and 2008, respectively:

	September 30,	September 30,	Estimated
	2009	2008	useful life
Recording and computer equipment	$54,523	$20,523	5 years
Furniture and fixtures	12,161	8,268	5 years
Automobile	30,253	30,253	5 years
	96,937	59,044
Less: Accumulated Depreciation	(43,845)	(27,624)
Net property and equipment	$53,092	$31,420

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE G - Property and Equipment - Continued

Depreciation expense for each of the years ended September 30, 2009 and 2008 was approximately $16,281 and $11,730 respectively.

NOTE H - Master Recordings

In previous years, the Company acquired the rights to use the Vibe Records, Inc. trademark license, master recordings and its name.  The Company purchased these rights by issuing stock effect the initial capitalization of the privately-owned company, Vibe Records, Inc.  Management has provided a 100% valuation allowance in regard to this asset.

NOTE I - Loans Payable to a Bank and Individuals

The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by marketable securities of a shareholder.  The balance outstanding at September 30, 2009 and 2008 were approximately $599,847 and $599,921, respectively.

The Company has a $20,000 bank overdraft line of credit with Wachovia Bank.  Interest is payable monthly at approximately 11.24%.  The balance outstanding at September 30, 2009 and 2008 was approximately $17,929 and $20,105, respectively.  This note is unsecured.

The Company has a $30,253 term note payable secured by an automobile.  Principal and interest is payable monthly in installments of approximately $694 and the note matures in March 2011.  The balance outstanding at September 30, 2009 and 2008, respectively was approximately $12,605 and $18,263.

The Company has notes payable to various individuals (3 at September 30, 2009 and 7 at September 30, 2008) aggregating approximately $100,000 and $210,000 at September 30, 2009 and 2008, respectively.  These notes are convertible into shares of the Company’s common stock at an agreed-upon price of $1.25 per share for a for a period of thirty (30) business days following effectiveness of any registration statement filed by the Company.  In addition, the notes were collateralized by a Pledge Agreement issued by the Company’s President for shares of Company common stock owned by the Company’s President.  On September 30, 2009, 7 separate noteholders agreed to accept stock owned by the Company’s President in satisfaction of an aggregate $210,000 in debt and approximately $131,793 in accrued interest in settlement of the debt outstanding.  The remaining 3 notes, which originated during Fiscal 2009, bear interest at 10% per annum and mature in one year.

NOTE J - Notes and Advances Payable to Officers and Stockholders

The Company has been advanced various sums by various corporate officers and other Company stockholders, including members of the Company’s Board of Directors aggregating approximately $1,686,077 and $1,562,378.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the Company’s President.  They bear interest at 10% and are due upon demand.

(Remainder of this page left blank intentionally)

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE K - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2009 and 2008, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

The Company has a cumulative net operating loss carryforward of approximately $4,200,000 as of September 30, 2009 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended September 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008

Statutory rate applied to loss before income taxes	$(436,000)	$(221,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset	436,000	221,000

Income tax expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2009 and 2008, respectively:

	September 30,	September 30,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$1,428,000	$992,000
Less valuation allowance	(1,428,000)	(992,000)

Net Deferred Tax Asset	$-	$-

During the years ended September 30, 2009 and 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $436,000 and $221,000.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE L - Preferred Stock

On January 19, 2009, our Board of Directors approved the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock and authorized the issuance of two separate series.

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

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of our common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The  Series A Preferred Stock has the same voting rights as our common stock, on an as-converted basis, with the Series A preferred holders having one vote for each share of common stock into which their Series A Preferred Stock is convertible.  The holders of the Series A preferred stock have a liquidation preference over our common stock of up to one hundred dollars ($100) per Series A share held.  The Company will not pay a dividend on the shares of Series A Preferred Stock.

As of September 30, 2009, there are no shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The holders of the Series B Preferred Stock may, in their discretion, convert each share of Series B Preferred stock into 4,000 shares of our common stock at any time following the date of issuance of the Series B Preferred Stock.  Adjustments in the conversion ratio will be  made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series B Preferred Stock does not have voting rights on matters presented to our common stockholders, for a vote.  The Series B Preferred Stock and has an equal liquidation right with any shares of our Series A Preferred Stock then outstanding.  We will not pay a dividend on the shares of Series B Preferred Stock.

As of September 30, 2009, there were no shares of the Series B Preferred Stock issued and outstanding.

NOTE M - Common Stock Transactions

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

In June 2009, the Company issued 605,000 shares of its common stock to its officer and directors.  The Company charged approximately $169,400 to operations related to this issuance.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE M - Common Stock Transactions - Continued

In June 2009, the Company issued 460,000 shares of its common stock to various consultants.  The Company charged approximately $141,150 to operations related to these issuances.

In June 2009, the Company issued 150,000 shares of its common stock for legal services.  The Company charged approximately $42,000 to operations related to this issuance.

In July 2009, the Company issued 90,000 shares of its common stock to its officer and directors.  The Company charged approximately $27,000 to operations related to this issuance.

In July 2009, the Company issued 150,000 shares of its common stock to various consultants.  The Company charged approximately $45,000 to operations related to these issuances.

In July 2009, the Company issued 200,000 shares of its common stock for legal services.  The Company charged approximately $60,000 to operations related to this issuance.

In July 2009, the Company issued 30,000 shares of its common stock as compensation for raising capital.  The Company charged approximately $9,000 as a reduction of additional paid-in capital related to this issuance.

NOTE N - Legal Proceedings

As of September 30, 2009, all previously disclosed legal matters have been settled with no material impact on the financial position or cash position of the Company.

NOTE O - Commitments and Contingencies

Leases

The Company entered into both month-to-month and long-term lease agreements for office space.  The long-term lease agreement expires in Fiscal 2012.  The leases require aggregate monthly payments of approximately $7,000.  Future minimum lease payments on the long-term lease agreement are as follows:

Year ending
September 30,	Amounts

2012	$42,000
2013	42,000
2014	42,000

Totals	$126,000
Employment Agreement

On January 16, 2009, we entered into an employment agreement with Mr. Timothy Olphie (the “Olphie Employment Agreement”) that has an initial term of three (3) years.  Under the Olphie Employment Agreement, Mr. Olphie will continue to serve as our CEO, President and a member of our Board of Directors.  Mr. Olphie will receive a base salary of $75,000 per year, and will be entitled to an annual discretionary bonus.  The amount of Mr. Olphie’s bonus will be determined by our Board of Directors, and will be based upon the achievement of certain milestones as determined by the Board of Directors.   As of September 30, 2009, the Company has accrued approximately $56,250 payable under this employment agreement.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2009 and 2008

NOTE P - Subsequent Events

Management has evaluated all activity of the Company through January 13, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 13, 2010 by the undersigned, thereunto authorized.

VIBE RECORDS, INC. NEVADA

By:	/s/ Timothy J. Olphie

Timothy J. Olphie Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Timothy J. Olphie	Chief Executive Officer,	January 13, 2010
President, Chairman of the Board, Director, Secretary and Chief Financial Officer

/s/ Michael L. Tyler	Director	January 13, 2010

/s/ Robert S. McCoy, Jr.	Director	January 13, 2010