Form 10-Q
period 2009-12-31
VIBE RECORDS, INC. NEVADA
filed 2010-02-19
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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
Yes ☐   No ☒

As of February 12, 2010, the number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding was 20,185,687.

VIBE RECORDS, INC. NEVADA

Form 10-Q
For the Quarterly Period Ended December 31, 2009

VIBE RECORDS, INC. NEVADA
(a development stage company)
Balance Sheets
December 31, 2009 (Unaudited) and September 30, 2009 (Audited)

	December 31, 2009	September 30, 2009
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash on hand and in bank	$19,531	$23,809
TOTAL CURRENT ASSETS	19,531	23,809

PROPERTY AND EQUIPMENT - AT COST	96,937	96,937
Less accumulated depreciation	(48,692)	(43,845)
NET PROPERTY AND EQUIPMENT	48,245	53,092

TOTAL ASSETS	$67,776	$76,901

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Notes payable to bank and individuals	$847,808	$730,381
Accounts payable and other accrued liabilities	314,866	368,970
Accrued interest payable	776,746	719,081
Notes and advances payable to officers and stockholders	1,713,155	1,686,077

TOTAL LIABILITIES	3,652,575	3,504,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value 50,000,000 shares authorized
Series A - 4,000 shares designated
Series B - 4,000 shares designated
None issued and outstanding	-	-

Common stock - $.0001 par value, 100,000,000 authorized; 22,109,267 and 21,249,267 issued and outstanding, respectively	2,211	2,125
Additional paid in capital	3,170,835	2,998,921
Accumulated deficit	(6,022,978)	(5,693,787)
	(2,849,932)	(2,692,741)
Less: Treasury stock	(734,867)	(734,867)

TOTAL STOCKHOLDERS' DEFICIT	$(3,584,799)	$(3,427,608)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$67,776	$76,901

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statements of Operations and Comprehensive Loss
For the Three Months ended December 31, 2009 and 2008 and
Period from January 13, 2003 (date of inception) through December 31, 2009

			January 13, 2003
			Inception
			Through
	2009	2008	December 31, 2009
REVENUES	$-	$-	$-

OPERATING EXPENSES
Research and artist developments costs	81,457	22,692	807,653
General and administrative expenses	69,313	35,769	3,170,034
Professional fees	115,570	46,446	958,644
TOTAL OPERATING EXPENSES	266,340	104,907	4,936,331

LOSS FROM OPERATIONS	(266,340)	(104,907)	(4,936,331)

OTHER (EXPENSE)
Interest expense	(62,852)	(60,418)	955,014
TOTAL OTHER (INCOME) EXPENSES	(62,852)	(60,418)	955,014

LOSS BEFORE PROVISION FOR INCOME TAXES	(329,192)	(165,325)	(5,891,345)

PROVISION FOR INCOME TAXES	-	-	(5,930)

NET LOSS	$(329,192)	$(165,325)	$(5,897,275)

Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(0.02)	$(0.01)

Weighted-average number of shares of common stock outstanding basic and fully diluted	21,613,832	14,564,267

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statements of Cash Flows
For the Three Months ended December 31, 2009 and 2008 and
Period from January 13, 2003 (date of inception) through December 31, 2009

			January 13, 2003
			Inception
			Through
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(329,192)	$(165,325)	$(6,022,979)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	4,847	2,674	48,692
Amortization of original issue discount on note payable to individual	5,218	-	5,218
Expenses paid with common stock	172,000	-	701,550
Increase (Decrease) in:
Accounts payable and other accrued expenses	(54,103)	14,570	314,867
Accrued interest payable	57,665	46,734	908,539
NET CASH (USED) IN OPERATING ACTIVITIES	(143,565)	(101,347)	(4,044,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to affiliated parties	-	(24,071)	(182,709)
Cash paid to acquire property and equipment	-	-	(96,937)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	-	(24,071)	(279,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	-	(417)	-
Cash received on notes payable to banks and individuals	140,000	126,144	1,317,952
Cash paid on notes payable to banks and individuals	(27,791)	-	(142,689)
Cash received on notes and advances from officers, directors, and other related parties	84,150	-	3,793,297
Cash paid on notes and advances from officers, directors, and other related parties	(57,072)	-	(115,403)
Purchase of treasury stock	-	-	(509,867)
NET CASH PROVIDED BY FINANCING ACTIVITIES	139,287	125,727	4,343,290

INCREASE (DECREASE) IN CASH	(4,278)	309	19,531

CASH AT BEGINNING OF PERIOD	23,809	-	-

CASH AT END OF PERIOD	$19,531	$309	$19,531

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
Interest paid during the period	$6,575	$13,684	$173,567
Income taxes paid during the period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Advances to affiliated entities assigned to repay certain notes and advances from shareholder, officer and director	-	206,780	-
Common stock issued to settle notes payable	-		1,600,000

The accompanying notes are an integral part of these financial statements.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

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

The Company conducts business as an artist and repertoire company, as well as an independent record label in the music industry. We intend to distribute recordings made by our artists on a national basis, as well as operate state-of-the-art recording and production facilities.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended September 30, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

NOTE B - Preparation of Financial Statements (continued)

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2010.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

NOTE C - Going Concern Uncertainty

As of December 31, 2009, the Company has no revenue producing activities, limited cash on hand, and significant debt related to the financing of its operations.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company operates as an independent record label and a highly selective artist and repertoire company that intends to distribute nationally recordings made by its artists, as well as operate state-of-the-art recording and production facilities.

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

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

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

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

NOTE C - Going Concern Uncertainty (continued)

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

Advertising costs are expensed in the period incurred.  The Company had no advertising expenses for the three months ended December 31, 2009 and 2008.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

NOTE D - Summary of Significant Accounting Policies - Continued

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2009 and 2008, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

7.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the three months ended December 31, 2009 and 2008, and subsequent thereto, respectively, the Company, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured credit risk exposures.

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position

NOTE G - Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2008, respectively:

	December 31,	December 31,	Estimated
	2009	2008	useful life
Recording and computer equipment	$54,523	$20,523	5 years
Furniture and fixtures	12,161	8,268	5 years
Automobile	30,253	30,253	5 years
	96,937	59,044
Less: Accumulated Depreciation	(48,692)	(30,298)
Net property and equipment	$48,245	$28,746

Depreciation expense for each of the three months ended December 31, 2009 and 2008 was $4,847 and $2,674 respectively.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

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

NOTE I - Loans Payable to a Bank and Individuals

 The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by marketable securities of a shareholder.  The balance outstanding at December 31, 2009 and September 30, 2009 were approximately $599,847 and $599,847, respectively.

The Company has a $20,000 bank overdraft line of credit with Wachovia Bank.  Interest is payable monthly at approximately 11.24%.  The balance outstanding at December 31, 2009 and September 30, 2009 was approximately $17,013 and $17,929, respectively.  This note is unsecured.

The Company has a $30,253 term note payable secured by an automobile.  Principal and interest is payable monthly in installments of approximately $694 and the note matures in March 2011.  The balance outstanding at December 31, 2009 and September 30, 2009, respectively was approximately $10,730 and $12,605.

The Company has notes payable to various individuals (7 at December 31, 2009 and 3 at September 30, 2009) aggregating approximately $230,000 and $100,000 at December 31, 2009 and September 30, 2009, respectively.  These notes are convertible into shares of the Company’s common stock at agreed-upon prices per share according to Convertible Promissory Notes and Note Purchase Agreements upon maturity of the notes.  At December 31, 2009, 5 of the notes bear interest at 10% per annum and mature on various dates, while 2 notes no not bear interest. One note for $40,000 that matures on April 30, 2010 contains an original issue discount of $15,000. At December 31, 2009, $5,218 was amortized on this OID.  On September 30, 2009, 7 separate noteholders agreed to accept stock owned by the Company’s President in satisfaction of an aggregate $210,000 in debt and approximately $131,793 in accrued interest in settlement of the debt outstanding.  The remaining 3 notes, which originated during Fiscal 2009, bear interest at 10% per annum and mature in one year.

NOTE J - Notes and Advances Payable to Officers and Stockholders

The Company has been advanced various sums by various corporate officers and other Company stockholders, including members of the Company’s Board of Directors aggregating approximately $1,713,155 and $1,686,077.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the Company’s President.  They bear interest at 10% and are due upon demand.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

NOTE K - Income Taxes

The components of income tax (benefit) expense for each of the years months ended December 31, 2009 and 2008, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

The Company has a cumulative net operating loss carryforward of approximately $4,390,000 as of December 31, 2009 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended December 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Statutory rate applied to loss before income taxes	$(111,925)	$(56,211)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset	111,925	56,211

Income tax expense	$-	$-

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

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

As of December 31, 2009, there are no shares of the Series A Preferred Stock issued and outstanding.

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

As of December 31, 2009, there were no shares of the Series B Preferred Stock issued and outstanding.

NOTE M - Common Stock Transactions

In November 2009, the Company issued 310,000 shares of its common stock to an officer and director for compensation.  The Company charged approximately $62,000 to operations related to this issuance.  See  Note O for further details.

In November 2009, the Company issued 100,000 shares of its common stock for legal services.  The Company charged approximately $20,000 to operations related to this issuance.

In November 2009, the Company issued 450,000 shares of its common stock to various consultants.  The Company charged approximately $90,000 to operations related to these issuances.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
December 31, 2009

NOTE N - Legal Proceedings

As of December 31, 2009, all previously disclosed legal matters have been settled with no material impact on the financial position or cash position of the Company.

NOTE O - Commitments and Contingencies

Leases

The Company entered into both month-to-month and long-term lease agreements for office space.  The long-term lease agreement expires in Fiscal 2012.  The leases require aggregate monthly payments of approximately $7,000.  Future minimum lease payments on the long-term lease agreement are as follows:

Year ending
December 31,	Amounts

2012	$42,000
2013	42,000
2014	42,000

Totals	$126,000

Employment Agreement

On January 16, 2009, we entered into an employment agreement with Mr. Timothy Olphie (the “Olphie Employment Agreement”) that has an initial term of three (3) years.  Under the Olphie Employment Agreement, Mr. Olphie will continue to serve as our CEO, President and a member of our Board of Directors.  Mr. Olphie will receive a base salary of $75,000 per year, and will be entitled to an annual discretionary bonus.  The amount of Mr. Olphie’s bonus will be determined by our Board of Directors, and will be based upon the achievement of certain milestones as determined by the Board of Directors.   The Company paid $62,000 through the issuance of common stock in November 2009.  As of December 31, 2009, the Company has accrued approximately $13,000 payable under this employment agreement.

NOTE P - Subsequent Events

On January 12, 2010, we issued 571,430 restricted shares of our common stock in settlement and conversion of an outstanding promissory note in the amount of $15,000 held by Mr. Paul Ferandell that was transferred to him by Sean Kiernan, the original holder of the $15,000 note.

Management has evaluated all activity of the Company through February 18, 2010 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategy;

•	financial strategy;

•	uncertainty regarding our future operating results;

•	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our Annual Report on Form 10K and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

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

Results of Operations.

Three Months Ended December 31, 2009 and 2008

The Company had no revenue producing activities for the three months ended December 31, 2009 or 2008.  For the three months ending December 31, 2009 and December 31, 2008, the Company experienced a net loss of $(329,192) and $(165,325), respectively.

General and administrative expenses increased to $69,313 from $35,769 for the three months ended December 31, 2009 and 2008, principally due to new stock-based compensation to officers and directors in 2009.  Professional fees and expenses increased to $ 115,570 for the three months ended December 31, 2009 as compared to $46,446 for the three months ended December 31, 2008 due to increased consulting, accounting and legal expenses as a result of being a public company.  Research and artist development expenses increased to $81,457 for the three months ended December 31, 2009 as compared to $22,692 for the three months ended December 31, 2008 due to production efforts on various projects as previously discussed.  Interest expense increased to $62,852 for the three months ended December 31, 2009 as compared to $60,418 for the three months ended December 31, 2008.  This expenditure has remained relatively consistent and is expected to stay at or above current levels based on the Company’s need for capital and the lack of revenue producing activities.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a working capital deficit of approximately $(3,633,000).  If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

As shown in the financial statements, at December 31, 2009 and December 31, 2008, we had cash on hand of $ 19,531 and $309.  Net cash used in operating activities for each of the three month periods ended December 31, 2009 and December 31, 2008 was $(143,565) and $(101,347) as a direct result of our net operating loss and the absence on any revenue producing activities.  Cash flows used in investing activities for each of the three month periods ended December 31, 2009 and December 31, 2008 was $0 and $(24,071) which was used in the acquisition of property, plant and equipment in 2008.  Cash flows provided by financing activities were $139,287 during three month period ended December 31, 2009 and $125,727 for three month periods ended December 31, 2008 which was principally a result in a net increase in our borrowings from various sources to provide working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not presently a party to any material legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2010, we issued 571,430 restricted shares of our common stock in settlement and conversion of an outstanding promissory note in the amount of $15,000 held by Mr. Paul Ferandell that was transferred to him by Sean Kiernan, the original holder of the $15,000 note. The transaction referred to above did not involve an underwriter or placement agent and there were no underwriter’s discounts or commissions, or placement agent fees or commissions, paid in connection with the transaction.  Mr. Ferandell is an accredited investor, as defined by Rule 501 of Regulation D, and has the business and financial knowledge to analyze the risks associated with ownership of our common stock. The shares of common stock issued in the conversion were restricted shares and were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The shares issued in the conversion were subject to Rule 144 under the Securities Act. We did not engage in any public solicitations in connection with the above transaction.

There were no proceeds to the Company from the issuance of shares on the conversion of the note as described above.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

Date: February 19, 2010		VIBE RECORDS, INC. NEVADA

	By:	/s/ Timothy Olphie
Chief Executive Officer,
Chief Financial Officer