Form 10-Q
period 2010-03-31
VIBE RECORDS, INC. NEVADA
filed 2010-05-17
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

VIBE RECORDS, INC. NEVADA
(Exact name of registrant as specified in its charter)

Nevada	0-51107	71-0928242
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

824 Old Country Road, P.O. Box 8, Westbury N.Y. 11590	11590
(Address of principal executive offices)	(Zip code)

(516) 333-2400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☐ NO ☒

As of May 12, 2010, the number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding was 23,208,197.

VIBE RECORDS, INC. NEVADA

Form 10-Q
For the Quarterly Period Ended March 31, 2010

Part I

Item 1 - Financial Statements

VIBE RECORDS, INC. NEVADA
(a development stage company)
Balance Sheets
March 31, 2010 (Unaudited) and September 30, 2009 (Audited)

	March 31,	September 30,
	2010	2009
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash on hand and in bank	$—	$23,809

TOTAL CURRENT ASSETS	—	23,809

PROPERTY AND EQUIPMENT - AT COST	96,937	96,937
Less accumulated depreciation	(51,942)	(43,845)

NET PROPERTY AND EQUIPMENT	44,995	53,092

TOTAL ASSETS	$44,995	$76,901

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Notes payable to bank and individuals	$944,854	$730,381
Bank overdraft	9,362
Accounts payable and other accrued liabilities	210,957	368,970
Accrued interest payable	842,135	719,081
Notes and advances payable to officers and stockholders	1,792,900	1,686,077

TOTAL LIABILITIES	3,800,208	3,504,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value 50,000,000 shares authorized
Series A - 4,000 shares designated
Series B - 4,000 shares designated
None issued and outstanding	—	—
Common stock - $.0001 par value, 100,000,000 authorized; 22,109,267 and
21,249,267 issued and outstanding, respectively	2,320	2,125
Additional paid in capital	3,288,129	2,998,921
Accumulated deficit	(6,310,795)	(5,693,787)
	(3,020,346)	(2,692,741)
Less: Treasury stock	(734,867)	(734,867)

TOTAL STOCKHOLDERS' DEFICIT	$(3,755,213)	$(3,427,608)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,995	$76,901

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statements of Operations and Comprehensive Loss
For the Six Months ended March 31, 2010 and , 2009 and
Period from January 13, 2003 (date of inception) through March 31, 2010

			January 13, 2003
			Inception
			Through
	March 31,	March 31,	March 31,
	2010	2009	2010

REVENUES	$—	$—	$—

OPERATING EXPENSES
Research and artist developments costs	149,790	50,263	875,986
General and administrative expenses	169,709	87,186	3,270,430
Professional fees	150,797	135,690	993,871

TOTAL OPERATING EXPENSES	470,296	273,139	5,140,287

LOSS FROM OPERATIONS	(470,296)	(273,139)	(5,140,287)

OTHER (EXPENSE)
Interest expense	(146,713)	(129,070)	1,164,578

TOTAL OTHER (INCOME) EXPENSES	(146,713)	(129,070)	1,164,578

LOSS BEFORE PROVISION FOR INCOME TAXES	(617,009)	(402,209)	(6,304,865)

PROVISION FOR INCOME TAXES	—	—	(5,930)

NET LOSS	$(617,009)	$(402,209)	$(6,310,795)

Loss per weighted-average share of common stock
outstanding, computed on net loss-basic and fully diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statements of Operations and Comprehensive Loss
For the Three Months ended March 31, 2010 and , 2009

	March 31,	March 31,
	2010	2009

REVENUES	$—	$—

OPERATING EXPENSES
Research and artist developments costs	68,333	27,571
General and administrative expenses	100,396	51,417
Professional fees	35,227	89,244
TOTAL OPERATING EXPENSES	203,956	168,232

LOSS FROM OPERATIONS	(203,956)	(168,232)

OTHER (EXPENSE)
Interest expense	(83,861)	(68,652)
TOTAL OTHER (INCOME) EXPENSES	(83,861)	(68,652)

LOSS BEFORE PROVISION FOR INCOME TAXES	(287,817)	(236,884)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(287,817)	$(236,884)

Loss per weighted-average share of common stock
outstanding, computed on net loss-basic and fully diluted	$(0.01)	$(0.02)

Weighted-average number of shares of common stock
outstanding basic and fully diluted	21,613,832	15,267,564

The accompanying notes are an integral part of these financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Statements of Cash Flows
For the Six Months ended March 31, 2010 and 2009 and
Period from January 13, 2003 (date of inception) through  March 31, 2010

			January 13, 2003
			Inception
			Through
	March 31,	March 31,	March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(617,009)	$(402,209)	$(6,310,796)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	8,097	5,656	51,942
Amortization of original issue discount on note payable to individual	5,218	—	5,218
Expenses paid with common stock	289,403	—	818,953
Increase (Decrease) in:
Accounts payable and other accrued expenses	(158,012)	54,412	210,958
Accrued interest payable	123,054	108,700	973,928
NET CASH (USED) IN OPERATING ACTIVITIES	(349,249)	(233,441)	(4,249,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to affiliated parties	—	182,709	(182,709)
Cash paid to acquire property and equipment	—	(34,000)	(96,937)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	—	148,709	(279,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	9,362	563	9,362
Cash received on notes payable to banks and individuals	165,000	311,979	1,342,952
Cash paid on notes payable to banks and individuals	44,255	(227,810)	(70,643)
Cash received on notes and advances from officers, directors, and other related parties	101,293	—	3,810,440
Cash paid on notes and advances from officers, directors, and other related parties	5,530	—	(52,801)
Purchase of treasury stock	—	—	(509,867)
NET CASH PROVIDED BY FINANCING ACTIVITIES	325,440	84,732	4,529,443

INCREASE (DECREASE) IN CASH	(23,809)	—	—

CASH AT BEGINNING OF PERIOD	23,809	—	—

CASH AT END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
Interest paid during the period	$23,659	$20,730	$143,333
Income taxes paid during the period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note Payable converted to common stock	—	40,000	—
Notes payable and accrued interest payable to individuals
repaid by shareholder, officer and director	—	—	—
Affilate loans used to pay note payable	—	182,709	1,600,000

The accompanying notes are an integral part of these financial statements.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
March 31, 2010

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

During interim periods, the Company follows the accounting policies set forth in its audited financial statements filed with the U. S. Securities and Exchange Commission in its Annual Report on Form 10-K containing the Company's financial statements for the years ended September 30, 2009 and 2008, respectively.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
March 31, 2010

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2010."

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

NOTE C - Going Concern Uncertainty

As of  March 31, 2010, the Company has no revenue producing activities, limited cash on hand, and significant debt related to the financing of its operations.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
(A development stage company.)
Notes to Financial Statements
March 31, 2010

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

Advertising costs are expensed in the period incurred.  The Company had no advertising expenses for the six months ended March 31, 2010 and 2009.

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

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
March 31, 2010

NOTE D - Summary of Significant Accounting Policies - Continued

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and 2009, respectively, the Company does not have any outstanding items which could be deemed to be dilutive.

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

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
March 31, 2010

NOTE E - Fair Value of Financial Instruments – Continued

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the six months ended March 31, 2010 and 2009, and subsequent thereto, respectively, the Company, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured credit risk exposures.

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position

NOTE G - Property and Equipment

Property and equipment consists of the following at March 31, 2010 and 2009, respectively:

	March 31,	March 31,	Estimated
	2010	2008	useful life

Recording and computer equipment	$54,523	$54,523	5 years
Furniture and fixtures	12,161	12,161	5 years
Automobile	30,253	30,253	5 years
	96,937	96,937
Less: Accumulated Depreciation	(51,942)	(43,845)
Net property and equipment	$44,915	$53,092

Depreciation expense for each of the six months ended March 31, 2010 and 2009 was $8,097 and $5,656 respectively.

NOTE H - Master Recordings

In previous years, the Company acquired the rights to use the Vibe Records, Inc. trademark license, master recordings and its name.  The Company purchased these rights by issuing stock effect the initial capitalization of the privately-owned company, Vibe Records, Inc.  Management has provided a 100% valuation allowance in regard to this asset.

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
March 31, 2010

NOTE I - Loans Payable to a Bank and Individuals

 The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by the unconditional guarantee  of a shareholder.  The balance outstanding at March 31, 2010 and September 30, 2009 were approximately $562,500 and $599,847, respectively.

The Company has a $20,000 bank overdraft line of credit with Wachovia Bank.  Interest is payable monthly at approximately 11.24%.  The balance outstanding at March 31, 2010 and September 30, 2009 was approximately $17,013 and $17,929, respectively.  This note is unsecured.

The Company has a $30,253 term note payable secured by an automobile.  Principal and interest is payable monthly in installments of approximately $694 and the note matures in March 2011.  The balance outstanding at March 31, 2010 and September 30, 2009, respectively was approximately $9,331 and $12,605.

The Company has notes payable to various individuals (8 at March 31, 2010 and 3 at September 30, 2009) aggregating approximately $365,000 and $100,000 at March 31, 2010 and September 30, 2009, respectively.  These notes are convertible into shares of the Company’s common stock at agreed-upon prices per share according to Convertible Promissory Notes and Note Purchase Agreements upon maturity of the notes.  At March 31, 2010, 5 of the notes bear interest at 10% per annum and mature on various dates, while 2 notes no not bear interest. One note for $40,000 that matures on April 30, 2010 contains an original issue discount of $15,000. At March 31, 2010, $5,218 was amortized on this OID.  On September 30, 2009, 7 separate noteholders agreed to accept stock owned by the Company’s President in satisfaction of an aggregate $210,000 in debt and approximately $131,793 in accrued interest in settlement of the debt outstanding.  The remaining 3 notes, which originated during Fiscal 2009, bear interest at 10% per annum and mature in one year.

 NOTE J - Notes and Advances Payable to Officers and Stockholders

The Company has been advanced various sums by various corporate officers and other Company stockholders, including members of the Company’s Board of Directors aggregating approximately $1,792,900 and $1,686,077.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the Company’s President.  They bear interest at 10% and are due upon demand.

NOTE K - Income Taxes
The components of income tax (benefit) expense for each of the years months ended March 31, 2010 and 2009, respectively, are as follows:

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
March 31, 2010

NOTE K - Income Taxes - Continued

The Company has a cumulative net operating loss carryforward of approximately $4,390,000 as of March 31, 2010 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2010 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Statutory rate applied to loss before income taxes	$(111,925)	$(56,211)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset	111,925	56,211

Income tax expense	$—	$—

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

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of our common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series A Preferred Stock has the same voting rights as our common stock, on an as-converted basis, with the Series A preferred holders having one vote for each share of common

Vibe Records, Inc. Nevada
(A development stage company.)
Notes to Financial Statements
March 31, 2010

NOTE L - Preferred Stock - Continued

stock into which their Series A Preferred Stock is convertible.  The holders of the Series A preferred stock have a liquidation preference over our common stock of up to one hundred dollars ($100) per Series A share held.  The Company will not pay a dividend on the shares of Series A Preferred Stock.

As of March 31, 2010, there are no shares of the Series A Preferred Stock issued and outstanding.

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

As of March 31, 2010, there were no shares of the Series B Preferred Stock issued and outstanding.

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

On January 12, 2010 the Company issued 571,430 restricted shares to an individual for settlement of a promissory note.  The Company charged approximately 34,000 to operations.

On February 16 and 23, 2010,  527,500 shares of stock were issued in a settlement of outstanding obligations

NOTE N - Legal Proceedings

As of March 31, 2010, all previously disclosed legal matters have been settled with no material impact on the financial position or cash position of the Company.

NOTE O - Commitments and Contingencies

Leases

The Company entered into both month-to-month and long-term lease agreements for office space.  The long-term lease agreement expires in Fiscal 2012.  The leases require aggregate monthly payments of approximately $7,000.  Future minimum lease payments on the long-term lease agreement are as follows:

Vibe Records, Inc. Nevada
(A development stage company.)
Notes To Financial Statements
March 31, 2010

NOTE O - Commitments and Contingencies - Continued

Year ending
December 31,	Amounts

2012	$2,000
2013	42,000
2014	42,000

Totals	$126,000

Employment Agreement

On January 16, 2009, we entered into an employment agreement with Mr. Timothy Olphie (the “Olphie Employment Agreement”) that has an initial term of three (3) years.  Under the Olphie Employment Agreement, Mr. Olphie will continue to serve as our CEO, President and a member of our Board of Directors.  Mr. Olphie will receive a base salary of $75,000 per year, and will be entitled to an annual discretionary bonus.  The amount of Mr. Olphie’s bonus will be determined by our Board of Directors, and will be based upon the achievement of certain milestones as determined by the Board of Directors.   The Company paid $62,000 through the issuance of common stock in November 2009.  As of March 31, 2010, the Company has accrued approximately $31,750 payable under this employment agreement.

NOTE P - Subsequent Events

Management has evaluated all activity of the Company through May 11, 2010 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

Results of Operations.

Six Months Ended March 31, 2010 and 2009

The Company had no revenue producing activities for the six months ended March 31, 2010 or 2009.  For the six months ending March 31, 2010 and March 31, 2009, the Company experienced a net loss of $(617,009) and $(402,209), respectively.

General and administrative expenses increased to $169,709 from $87,186 from the six months ended March 31, 2009, principally due to increased legal and consulting fees in connection with fund raising efforts.  Professional fees and expenses increased to $150,797 for the six months ended March 31, 2010 as compared to $135,690 for the six months ended March 31, 2009 due to increased consulting, accounting and legal expenses as a result of being a public company.  Research and artist development expenses increased to $149,790 for the six months ended March 31, 2010 as compared to $50,263 for the six months ended March 31, 2009 due to production efforts on various projects as previously discussed.  Interest expense increased to $146,713 for the six months ended March 31, 2010 as compared to $129,070 for the six months ended March 31, 2009.  This expenditure has remained relatively consistent and is expected to stay at or above current levels based on the Company’s need for capital and the lack of revenue producing activities.

Three Months Ended March 31, 2010 and 2009

The Company had no revenue producing activities for the three months ended March 31, 2010 or 2009.  For the three months ending March 31, 2010 and March 31, 2009, the Company experienced a net loss of $(287,817) and $(236,884), respectively.

General and administrative expenses increased to $100,359 from $51,417 fror the three months ended March 31, 2009, principally due to legal and consulting fees in connection with fund raising efforts..  Professional fees and expenses decreased to $35,229 for the three months ended March 31, 2010 as compared to $89,244 for the three months ended March 31, 2009 due to decreased consulting, accounting and legal expenses as a result of being a public company.  Research and artist development expenses increased to $68,333 for the three months ended March 31, 2010 as compared to $27,571 for the three months ended March 31, 2009 due to production efforts on various projects as previously discussed.  Interest expense increased to $83,861 for the three months ended March 31, 2010 as compared to $68,652 for the three months ended March 31, 2009.  This expenditure has remained relatively consistent and is expected to stay at or above current levels based on the Company’s need for capital and the lack of revenue producing activities.

Liquidity and Capital Resources

As of March 31, 2010, the Company had a working capital deficit of approximately $3,800,000.  If the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

As shown in the financial statements, at March 31, 2010 and September 30, 2009, we had cash on hand of $ 0 and $23,809.  Net cash used in operating activities for each of the six month periods ended March 31, 2010 and March 31, 2009 was $(349,249) and $(233,441) as a direct result of our net operating loss and the absence on any revenue producing activities.  Cash flows used in investing activities for each of the six month periods ended March 31, 2010 and March 31, 2009 was $0 and $148,709 which was used in the acquisition of property, plant and equipment in 2008.  Cash flows provided by financing activities were $139,287 during six month period ended March 31, 2010 and $84,732 for six month periods ended March 31, 2009 which was principally a result in a net increase in our borrowings from various sources to provide working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Timothy Olphie, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 4.  [Reserved].

None.

Item 5.  Other Information.

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

Date: May 14, 2010	VIBE RECORDS, INC. NEVADA

By: /s/ Timothy Olphie
Chief Executive Officer,
Chief Financial Officer