Form 10-Q
period 2010-06-30
VIBE RECORDS, INC. NEVADA
filed 2010-08-18
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

VIBE RECORDS, INC. NEVADA
(Exact name of registrant as specified in its charter)

Nevada	0-51107	71-0928242
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

824 Old Country Road, P.O. Box 8,
Westbury N.Y. 11590
(Address of principal executive offices)

(516) 333-2400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☐ NO ☒

As of August 16, 2010, the number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding was 23,213,187.

VIBE RECORDS, INC. NEVADA

Form 10-Q
For the Quarterly Period Ended June 30, 2010

PART I

Item 1 - Financial Statements

VIBE RECORDS, INC. NEVADA
(A development stage company)
Balance Sheets
June 30, 2010 (Unaudited) and September 30, 2009

	June 30, 2009	September 30, 2009
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash on hand and in bank	$-	$23,809
TOTAL CURRENT ASSETS	-	23,809

PROPERTY AND EQUIPMENT - AT COST	96,937	96,937
Less accumulated depreciation	(56,789)	(43,845)
NET PROPERTY AND EQUIPMENT	40,148	53,092

TOTAL ASSETS	$40,148	$76,901

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Notes payable to bank and individuals	$911,390	$730,381
Cash Overdraft	961
Accounts payable and other accrued liabilities	264,288	368,970
Accrued interest payable	907,506	719,081
Notes and advances payable to officers and stockholders	1,907,983	1,686,077

TOTAL LIABILITIES	3,992,128	3,504,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value 50,000,000 shares authorized
Series A - 4,000 shares designated
Series B - 4,000 shares designated
None issued and outstanding	-	-
Common stock - $.0001 par value, 100,000,000 authorized; 22,109,267 and 21,249,267 issued and outstanding, respectively	2,320	2,125
Additional paid in capital	3,288,129	2,998,921
Accumulated deficit	(6,507,562)	(5,693,787)
	(3,217,113)	(2,692,741)
Less: Treasury stock	(734,867)	(734,867)

TOTAL STOCKHOLDERS' DEFICIT	$(3,951,980)	$(3,427,608)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,148	$76,901

The accompanying notes are an integral part of these consolidated financial statements.

VIBE RECORDS, INC. NEVADA
 (A development stage company)
Statements of Operations and Comprehensive Loss
Three Months Ended June 30, 2010 and 2009

	2010	2009

REVENUES	$-0-	$-0-

OPERATING EXPENSES
Research and artist developments costs	32,781	1,738
General and administrative expenses	45,336	314,290
Professional fees	39,600	179,081
TOTAL OPERATING EXPENSES	117,717	495,109

LOSS FROM OPERATIONS	(117,717)	(495,109)

OTHER (EXPENSE)
Interest expense	(79,050)	(54,099)
TOTAL OTHER (INCOME) EXPENSES	(79,050)	(54,099)

LOSS BEFORE PROVISION FOR INCOME TAXES	(196,767)	(549,208)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(196,767)	$(549,208)

Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(0.01)	$(0.03)

Weighted-average number of shares of common stock outstanding basic and fully diluted	22,106,267	19,805,696

 The accompanying notes are an integral part of these consolidated financial statements.

VIBE RECORDS, INC. NEVADA
 (A development stage company)
Statements of Operations and Comprehensive Loss
Nine  Months Ended June 30, 2010 and 2009
Period from January 13, 2003 (date of inception) through June 30, 2010

	30-Jun	30-Jun	Through
	2010	2009	30-Jun-10

REVENUES	$-	$-	$-

OPERATING EXPENSES
Research and artist developments costs	182,571	52,001	908,767
General and administrative expenses	215,045	401,476	3,315,766
Professional fees	190,397	314,771	1,033,471
TOTAL OPERATING EXPENSES	588,013	768,248	5,258,004

LOSS FROM OPERATIONS	(588,013)	(768,248)	(5,258,004)

OTHER (EXPENSE)
Interest expense	(225,763)	(183,169)	1,243,628
TOTAL OTHER (INCOME) EXPENSES	(225,763)	(183,169)	1,243,628

LOSS BEFORE PROVISION FOR INCOME TAXES	(813,776)	(951,417)	(6,501,632)

PROVISION FOR INCOME TAXES	-	-	(5,930)

NET LOSS	$(813,776)	$(951,417)	$(6,507,562)

Loss per weighted-average share of common stock outstanding, computed on net loss-basic and fully diluted	$(0.04)	$(0.06)

Weighted-average number of shares of common stock outstanding basic and fully diluted	21,613,832	16,780,274

The accompanying notes are an integral part of these consolidated financial statements.

VIBE RECORDS, INC. NEVADA
 (A development stage company)
 Statements of Cash Flows
 Nine Months Ended June 30 , 2010 and 2009 and
Period from January 13, 2003 (date of inception) through June 30, 2010

			January 13, 2003
			Inception
			Through
	June 30, 2010	June 30,2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the year	$(813,776)	$(951,417)	$(6,507,563)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	12,944	8,946	56,789
Amortization of original issue discount on note payable to individual	5,218	-	5,218
Expenses paid with common stock	289,403	397,552	818,953
Increase (Decrease) in:
Accounts payable and other accrued expenses	(104,681)	141,666	264,289
Accrued interest payable	188,425	161,522	1,039,299
NET CASH (USED) IN OPERATING ACTIVITIES	(422,467)	(241,731)	(4,323,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to affiliated parties	-		(182,709)
Cash paid to acquire property and equipment	-	(34,308)	(96,937)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	-	(34,308)	(279,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	961	16,472	961
Cash received on notes payable to banks and individuals	165,000	78,037	1,342,952
Cash paid on notes payable to banks and individuals	10,791	-	(104,107)
Cash advanced to affiliated parties	-	12,709	-
Cash received on notes and advances from officers, directors, and other related parties	101,293	196,950	3,810,440
Cash paid on notes and advances from officers, directors, and other related parties	120,613	-	62,282
Purchase of treasury stock	-	-	(509,867)
NET CASH PROVIDED BY FINANCING ACTIVITIES	398,658	304,168	4,602,661

INCREASE (DECREASE) IN CASH	(23,809)	28,129	-

CASH AT BEGINNING OF PERIOD	23,809	-	-

CASH AT END OF PERIOD	$-	$28,129	$-

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
Interest paid during the period	$(37,338)	$24,808	$129,654
Income taxes paid during the period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Advances to affiliated entities assigned to repay certain notes and advances from shareholder, officer and director	-	-	-
Common stock issued to settle notes payable and accrued expenses	-	45,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements
June 30, 2010

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

NOTE B - Preparation of Financial Statements

The acquisition of Vibe Records, Inc. on May 30, 2008, by the Company effected a change in control and was accounted for as a “reverse acquisition” whereby Vibe Records, Inc. was the accounting acquirer for financial statement purposes.  Accordingly, the historical financial statements of the Company are those of Vibe Records, Inc. from its inception.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year end of September 30.

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

During interim periods, the Company follows the accounting policies set forth in its audited financial statements filed with the U. S. Securities and Exchange Commission in its Annual Report on Form 10-K containing the Company’s financial statements for the years ended September 30, 2009 and 2008, respectively.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements (contd.)
June 30, 2010

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

NOTE C - Going Concern Uncertainty

As of June 30, 2010, the Company has no revenue producing activities, limited cash on hand, and significant debt related to the financing of its operations.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company operates as an independent record label and a highly selective Artist and Repertoire Company that intends to distribute nationally recordings made by its artists, as well as operate state-of-the-art recording and production facilities.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company remains dependent upon additional external sources of financing, including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

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

In such a restricted cash flow scenario, the Company would be unable to complete critical elements of its business plan and would, instead, delay all cash-intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements (contd.)
June 30, 2010

Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company’s cash management policies.

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

4. Advertising costs

Advertising costs are expensed in the period incurred.  The Company had no advertising expenses for the nine months ended June 30, 2010 and 2009.

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements (contd.)
June 30, 2010

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

As of June 30, 2010 and 2009, respectively, the Company’s outstanding stock options, warrants, and convertible debentures and/or notes are considered to be anti-dilutive due to the Company’s net operating loss.

7. New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position or results of operations.

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the nine months ended June 30, 2010 and 2009, and subsequent thereto, respectively, the Company, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured credit risk exposures.

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company’s financial position

NOTE G - Property and Equipment

Property and equipment consists of the following at June 30, 2010 and 2009, respectively:

	June 30,	June 30,	Estimated
	2010	2009	useful life

Recording and computer equipment	$54,523	$54,523	5 years
Furniture and fixtures	12,161	12,161	5 years
Automobile	33,253	33,253	5 years
	96,937	96,937
Less: Accumulated Depreciation	(51,942)	(43,845)
Net property and equipment	$44,915	$53,092

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements (contd.)
June 30, 2010

Depreciation expense for each of the nine months ended June, 2010 and 2009 was $12,944 and $8,946 respectively.

NOTE H - Master Recordings

In previous years, the Company acquired the rights to use the Vibe Records, Inc. trademark license, master recordings and its name.  The Company purchased these rights by issuing stock to effect the initial capitalization of the privately-owned company, Vibe Records, Inc.  Management has provided a 100% valuation allowance in regard to this asset.

Vibe Records, Inc. Nevada (Records) and Vibe Ventures, Inc. (Ventures) (an unrelated third party) are parties to a 1990’s declaratory judgment action. That litigation was commenced to determine each entity’s entitlement to use the “Vibe” trademark, and resulted in an agreement regarding the respective rights to the use of the intellectual property (i.e. Vibe trademark.) The agreement was memorialized in a settlement agreement (the “Settlement Agreement”) and an accompanying licensing agreement (the “License” entered into on or about May 29, 1998, between the two unrelated companies. Pursuant to the Settlement Agreement, Vibe Records agreed to assign the registration for its mark (as defined in the Settlement Agreement) to Vibe Ventures, pursuant to an assignment attached to the Settlement Agreement in exchange for Vibe Venture’s license of Vibe Records mark, pursuant to the License.

NOTE I - Loans Payable to a Bank and Individuals

The Company maintains a working capital line of credit for $600,000 with Wachovia Bank.  Interest is paid monthly at the bank’s prime rate.  The note is 100% secured by the unconditional guarantee  of a shareholder.  The balance outstanding at June 30, 2010 and September 30, 2009 were approximately $525,000 and $600,000, respectively.

The Company has a $20,000 bank overdraft line of credit with Wachovia Bank.  Interest is payable monthly at approximately 11.24%.  The balance outstanding at June 30, 2010 and September 30, 2009 was approximately $17,013 and $17,929, respectively.  This note is unsecured.

The Company has a $30,253 term note payable secured by an automobile.  Principal and interest is payable monthly in installments of approximately $694 and the note matures in March 2011.  The balance outstanding at June 30, 2010 and September 30, 2009, respectively was approximately $8,055 and $12,605.

The Company has notes payable to various individuals (8 at June 30, 2010 and 3 at September 30, 2009) aggregating approximately $365,000 and $115,000 at June 30, 2010 and September 30, 2009, respectively.  These notes are convertible into shares of the Company’s common stock at agreed-upon prices per share according to Convertible Promissory Notes and Note Purchase Agreements upon maturity of the notes.  At June 30, 2010, 5 of the notes bear interest at 10% per annum and mature on various dates, while 2 notes do not bear interest. One note for $40,000 that matures on April 30, 2010 contains an original issue discount of $15,000. At June 30, 2010, $5,218 was amortized on this OID.  On September 30, 2009, (7) separate note holders agreed to accept stock owned by the Company’s President in satisfaction of an aggregate $210,000 in debt and approximately $131,793 in accrued interest in settlement of the debt outstanding.  The remaining 3 notes, which originated during Fiscal 2009, bear interest at 10% per annum and mature in one year.

NOTE J - Notes and Advances Payable to Officers and Stockholders

The Company has been advanced various sums by various corporate officers and other Company stockholders, including members of the Company’s Board of Directors aggregating approximately $1,818,340 and $1,686,077.  These notes are secured in part by 30% of the issued and outstanding stock of the Company owned by the Company’s President.  They bear interest at 10% and are due upon demand.

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements (contd.)
June 30, 2010

NOTE K - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended June 30, 2010 and 2009, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	June 30,	June 30,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

The Company has a cumulative net operating loss carryforward of approximately $4,390,000 as of June 30, 2010 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for the nine months ended June 30, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months ended	Nine months ended
	June 30,	June 30,
	2010	2009

Statutory rate applied to loss before income taxes	$(66,901)	$(186,730)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset	66,901	186,730

Income tax expense	$—	$—

NOTE L - Preferred Stock

On January 19, 2009, our Board of Directors approved the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock and authorized the issuance of two separate series.

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements (contd.)
June 30, 2010

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

As of June 30, 2010, there are no shares of the Series A Preferred Stock issued and outstanding.

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

As of June 30, 2010, there were no shares of the Series B Preferred Stock issued and outstanding.

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

On February 16 and 23, 2010, 527,500 shares of stock were issued in a settlement of outstanding obligations

Vibe Records, Inc. Nevada
(A development stage company)
Notes to Financial Statements (contd.)
June 30, 2010

NOTE N - Legal Proceedings

As of June 30, 2010, all previously disclosed legal matters have been settled with no material impact on the financial position or cash position of the Company.

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

Employment Agreement

On January 16, 2009, we entered into an employment agreement with Mr. Timothy Olphie (the “Olphie Employment Agreement”) that has an initial term of three (3) years.  Under the Olphie Employment Agreement, Mr. Olphie will continue to serve as our CEO, President and a member of our Board of Directors.  Mr. Olphie will receive a base salary of $75,000 per year, and will be entitled to an annual discretionary bonus.  The amount of Mr. Olphie’s bonus will be determined by our Board of Directors, and will be based upon the achievement of certain milestones as determined by the Board of Directors.   The Company paid $62,000 through the issuance of common stock in November 2009.  As of June 30, 2010, the Company has accrued approximately $56,250 payable under this employment agreement.

NOTE P - Subsequent Events

Management has evaluated all activity of the Company through August 16th, 2010 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	Business strategy;
•	Financial strategy;
•	Uncertainty regarding our future operating results; and
•	Plans, objectives, expectations and intentions contained in this report that are not historical

All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the item entitled “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us, or to persons acting on our behalf.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations, as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

We are a development stage company led by an experienced management team.  We are focused on identifying qualified and talented artists.  Our long-term role includes nurturing an artist’s career through teaching, encouragement and supervision, while concurrently searching for and selecting suitable material, accompanists, side-men, producers and other professionals to enhance the artist’s chances for success.

In addition, we house and operate state-of-the-art recording and production facilities. These facilities are utilized not only by our internal roster of artists, but are also available for outside contracting.

Plan of Operations

Our plan of operations for the next twelve (12) months is to pursue exclusive standard industry recording contracts for between three (3) to five (5) new artists per year.  We intend to utilize a highly focused artist selection process.  We believe that an artist’s value will be significantly increased through the support of our specialized and experienced management team, our modest recording budgets supported by a state of-the-art recording studio, our strategic alliances with a renowned audio engineer, and our use of a major manufacturing and distribution firm with Republic Digital Distribution, a division of the world's leading music company, Universal Music Group ("UMG").

Universal Republic Group, a division of UMG, recently launched a new web portal designed specifically to help unsigned artists get heard. This portal, powered by TuneCore, a leading digital music distribution company, is branded under the Republic banner.

Following UMG’s agreement with TuneCore, Republic's new portals make use of TuneCore’s leading distribution platform to provide unsigned artists worldwide distribution. This allows record companies and artists to focus on grass-roots marketing and promotion through social networking sites while providing guaranteed internet radio play to targeted listeners in conjunction with jango.com.

We arranged distribution of Ms. Capolino and Tony Sunshine’s singles through Republic Digital Distribution, a division of UMG. In connection with this non-exclusive Agreement, 100% of the rights and royalties associated with the submitted Masters are retained by us and the Artist (subject to their independent agreements with one another).

This cost-effective means of uploading Artist music and artwork allows us to determine what stores to offer the Masters (e.g. Amazon MP3, Spotify, My Space Music, Media Net, eMusic, Zune, Rhapsody, Nokia, Shockhound, Napster, Thumplay, IMVU and Amazon on Demand) while providing a number of artist-discovery and marketing opportunities associated with such upstreaming.

In addition, this arrangement provides us with a direct line to Republic’s top A&R Executives who closely monitor trends developing through these channels which can lead to exclusive distribution agreements with third party marketing and promotional financing. UMG's record labels include Decca, Deutsche Grammophon, Disa, Emarcy, Fonovisa, Interscope Geffen A&M Records, Island Def Jam Music Group, Lost Highway Records, Machete Music, MCA Nashville, Mercury Nashville, Mercury Records, Philips, Polydor Records, Universal Motown Republic Group, Universal Music Latino, Universal Records South, and Verve Music Group as well as a multitude of record labels owned or distributed by its record company subsidiaries around the world.  UMG owns the most extensive catalog of music in the industry, which includes the last 100 years of the world's most popular artists and their recordings.

Kristen Capolino Project:

On February 12th, 2010 we secured an exclusive recording artist agreement with 21-year-old guitarist Kristen Capolino, from Wappingers Falls, New York.  This Romanian musician/singer/songwriter is a seasoned performer, having played with various bands before deciding to form her own group. Her guitar instructor is Nick Moroch (who has played with David Bowie and is an established studio musician) and vocal coach is Don Lawrence (who has worked with Annie Lennox, Mick Jagger and Keith Caputo of Life of Agony). Ms. Capolino was recently awarded a $5,000 Paul Reed Smith guitar at 2010 NAAM Convention in Anaheim, California during a live performance in which she played alongside legendary guitarist Al Di Meola.

Ms. Capolino’s first single, "Kristen's Blues", was released on July 14, 2010 on Vibe Records through Republic Digital Distribution, a division of UMG. We anticipate releasing her full-length CD, “All That I Am”, produced by President and CEO Timothy “TK” Olphie, in late 2010.

Tony Sunshine:

Vibe Records, through President and CEO Timothy “T.K” Olphie and Terrance Pender, p/k/a, TP Big Beatz, are presently engaged in mixing the debut album of Tony Sunshine including its single “Say Hey.”

Tony Sunshine's melodious voice has graced such tracks as Cuban Link's "Still Telling Lies", Fat Joe's "All I Need" and Big Pun's 100%, "Laughin at you". Tony has collaborated with P. Diddy, R. Kelly, Ginuwine, Fabulous, Capone-N-Noreaga and most recently with Lumidee on the smash hit, "She's Like The Wind" which sold over 2.5 million copies.

We intend to seek out and enter into agreements with pre-established artists. We anticipate that these agreements will allow us to offer profit-sharing ventures with such artists, pursuant to which the artists will agree to grant us the license to their master recordings in order to enable us to manufacture, distribute and promote such recordings.  Under these agreements, each artist will retain their ownership rights to such master recordings.  Said proceeds will be split 50/50 in a Joint Venture.

Through these and other endeavors, such as Off the Hook Models (described below), we intend to simultaneously promote the Off the Hook Models brand along with the Vibe Records label.  We believe that operating in this fashion will reduce overhead, and concerns about collection from accounts.

Off the Hook Models:

Off the Hook Models ("OTH Models") is headed by our President and CEO Tim Olphie along with former Playboy Playmate Courtney Rachel Culkin (Miss April 2005). Using her vast experience in the modeling industry, Ms. Culkin possesses strategic alliances with the nation's elite photographers as well as some of the top models in the fashion industry. The pair intend to utilize their collective cross-marketing and merchandising savvy to seize opportunities in the ever changing digital environment. Led by this pair of industry veterans with the purpose of providing the best possible representation, The OTH Models management team will focus on developing long-term partnerships that are beneficial to talent and clients.

OTH Models is a registered trademark of Vibe Records, Inc. Nevada (U.S.P.T.O. Reg. No. 3338100) and maintains a modeling website competing with such internet based modeling agencies as Model Mayhem, One Model Place and New Faces (http://offthehookmodels.com and  http://www.myspace.com/offthehookmodels).

We also offer trademark-pending apparel and jewelry that carries the OTH Models brand (Serial No. 85073432).

Results of Operations

Nine Months Ended June 30, 2010 and 2009

We had no revenue producing activities for the nine months ended June 30, 2010 or 2009.  For the nine months ending June 30, 2010 and June 30, 2009, we experienced a net loss of $813,766 and $951,417, respectively.  The decrease in net loss is attributable to a decrease in General and Administrative and Professional fees during the reporting periods, as discussed in further detail below.

General and administrative expenses decreased to $215,045 from $401,476 for the nine months ended June 30, 2009, principally due to a decrease in our office staff personnel.  Professional fees and expenses decreased to $190,397 for the nine months ended June 30, 2010 as compared to $314,771 for the nine months ended June 30, 2009 due to the fact that our legal fees decreased after we changed our legal counsel.  Research and artist development expenses increased to $182,571 for the nine months ended June 30, 2010 as compared to $52,001 for the nine months ended June 30, 2009 due to the fact that several new artist’s contracts were signed in the quarter ended March 31, 2010.  Interest expense increased to $225,763 for the nine months ended June 30, 2010 as compared to $183,169 for the nine months ended June 30, 2009 due to the fact that interest rates went up on certain of our notes payable.

Three Months ended June 30, 2010 and 2009

We had no revenue producing activities for the three months ended June 30, 2010 or 2009.  For the three months ending June 30, 2010 and June 30, 2009, we experienced a net loss of $196,767 and $549,208, respectively.

General and administrative expenses decreased to $45,336 from $314,290 for the three months ended June 30, 2009, principally due to a decrease in our office staff personnel.  Professional fees and expenses decreased to $39,600 for the three months ended June 30, 2010 as compared to $179,081 for the three months ended June 30, 2009 due to decreased to the fact that our legal fees decreased after we changed our legal counsel.  Research and artist development expenses increased to $32,781 for the three months ended June 30, 2010 as compared to $1,738 for the three months ended June 30, 2009 due to the fact that several new artist’s contracts were signed in the quarter ended March 31, 2010.  Interest expense increased to $79,050 for the three months ended June 30, 2010 as compared to $54,099 for the three months ended June 30, 2009 due to the fact that interest rates went up on certain of our notes payable.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $3,951,980.  If we are not successful in generating sufficient liquidity from operations, or in raising sufficient capital to fund its operations the lack of capital will likely have a material adverse effect on our business, results of operations, liquidity, and financial condition.

We have historically incurred recurring losses from operations.  Our ability to continue our operations for the next twelve (12) months is dependent upon a successful program of marketing and promotional efforts in an effort to achieve a profitable level of operations.  We will need approximately $1.5 to $2.0 million to fund our ongoing operations and acquisitions.   We may issue equity rather than debt as a means to raising additional capital to fund our operations.  While we have not entered into any agreements relating to the issuance of our equity securities, such issuance would result in a significant dilution in the equity interests of our current stockholders.  In addition, any loan obtained by us, assuming such loans would be available to us, would increase our liabilities and future cash commitments.  No assurance can be given that we will be able to obtain the funding we need in order to continue our operations or, if such funding is available, that such can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

As shown in the financial statements, at June 30, 2010 and June 30, 2009, we had cash on hand of $0 for each period.  Net cash used in operating activities for each of the nine month periods ended June 30, 2010 and June 30, 2009 was $422,467 and $241,731 respectively, as a direct result of our net operating loss and the absence on any revenue producing activities.  Cash flows used in investing activities for each of the nine month periods ended June 30, 2010 and June 30, 2009 was $0 and $34,308 which was used in the application to the US Patent and Trademark Office for Off the Hook Models.  Cash flows provided by financing activities were $398,658 during the nine month period ended June 30, 2010 and $304,168 for the nine month period ended June 30, 2009, which was principally a result of the execution and marketing of the Kristen Capolino and Tony Sunshine projects.

Critical Accounting Policies

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective, and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include, but are not limited to, revenue recognition, our ability to collect accounts receivable, the carrying value of inventories and fixed assets, the useful lives of our fixed assets and long-lived assets, the impairment of goodwill, the valuation of common stock related to compensation and other services, and the recoverability of deferred tax assets. In applying these policies, management must use its informed judgments and best estimates. Estimates, by their nature, are based on judgments and available information such as the estimated life of fixed assets for depreciation purposes, the market valuation of inventory in reporting inventory at the lower of cost or market, and the determination of the market value of stock when issued as compensation or as repayment for loans. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), our sole officer Timothy Olphie, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our PEO and PFO has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports are accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our transfer agent, Island Stock Transfer, is a party to a litigation, Pizzino v. Island Stock Transfer Management LLC, (New York – CV09-4108).  The plaintiff is seeking damages from our transfer agent alleging that the transfer agent failed to remove a restrictive legend on common stock owned by him.  We have agreed to indemnify our transfer agent for their legal fees and the cost of any settlement.  Thus far, Island Stock Transfer has reported costs of approximately $61,304.73 in defending this litigation.  In honoring our indemnification obligations to date, we have issued to Island Stock Transfer, a convertible note in the amount of $61,304.73, convertible into our common stock at the closing bid price on the date Island Stock Transfer gives us notice of its intention to convert.

Mr. Pizzino has also filed a summons for a derivative action in New York State Supreme Court against the Company, as a nominal defendant and against Timothy Olphie, Michael L. Tyler, Thomas G. Kober, and Robert McCoy, Jr. as defendants.   The summons, Pizzino v. Vibe Records, Inc. Nevada v. Timothy Olphie, Michael L. Tyler, Thomas G. Kober, CPAs and Robert S. McCoy, Jr. (New York Index No. 22245/09), seeks $282,709 plus interest and attorneys fees and costs on a breach of contract theory. As the plaintiff has not yet filed a formal complaint, we are unable to determine the merits of the litigation nor its potential financial impact on the Company.  The Company believes these claims are without merit and intends vigorously to defend any formal action brought.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  [Removed and reserved].

Item 5.  Other Information.

On August 2, 2010, we entered into an amended employment agreement with Mr. Timothy Olphie (the “Amended Employment Agreement”) that amends Mr. Olphie’s existing employment agreement, which was filed with the SEC on January 26, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K.  The Amended Employment Agreement changes Mr. Olphie’s annual base salary from $75,000 to $125,000.  The Amended Employment Agreement is effective as of August 2, 2010.  The Company’s independent directors unanimously approved the Amended Employment Agreement, as an incentive to Mr. Olphie to continue in his employ with the Company.

Item 6.  Exhibits.

Exhibit
Number                     Description

10.1     Amended Employment Agreement by and between Timothy Olphie and the Company, effective as of August 2, 2010.

31.1    Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certificate of Chief Executive Officer  and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

Date: August 17, 2010	VIBE RECORDS, INC. NEVADA

By: /s/ Timothy Olphie
Timothy Olphie
Chief Executive Officer and Chief Financial Officer