Form 10-K
period 2010-09-30
VIBE RECORDS, INC. NEVADA
filed 2012-01-11
CIK 1222792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-51107

VIBE RECORDS, INC. NEVADA
(Exact name of registrant as specified in its charter)

Nevada	71-0928242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Watchogue Avenue East Moriches, NY	11940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 333-2400

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐              No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐              No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐              No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐              No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐              No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐             No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on December 30, 2011 was $33,424.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2011
Common Stock, $0.001 par value per share	33,424,027 shares

DOCUMENTS INCORPORATED BY REFERENCE

We have not incorporated any documents by reference.

SUMMARIES OF REFERENCED DOCUMENTS

This annual report on Form 10-K contains references to, summaries of and selected information from agreements and other documents. These agreements and documents are not incorporated by reference; but, they are filed as exhibits to this annual report or to other reports we have filed with the U.S. Securities and Exchange Commission. The summaries of and selected information from those agreements and other documents are not necessarily complete and are qualified in their entirety by the full text of the agreements and documents, which you may obtain from the Public Reference Section of or online from the Commission. See “Where You Can Find Additional Information About Us And Exhibits” for instructions as to how to access and obtain this information.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10–K and the information incorporated by reference, if any, includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements in these sections.

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” or “may,” or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward-looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward-looking statements. While we make these forward–looking statements based on various factors and derived using numerous assumptions, we have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

These important factors include those that we discuss in this annual report under the caption “Risk Factors”, as well as elsewhere in this annual report. You should read these factors and the other cautionary statements made in this annual report as being applicable to all related forward-looking statements wherever they appear in this annual report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND AGREEMENTS AND OTHER DOCUMENTS REFERRED TO IN THIS ANNUAL REPORT

We file reports with the U.S. Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. You may read and copy any reports and other materials we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site at which you may obtain all reports, proxy and information statements, and other information that we file with the Commission. The address of that web site is http://www.sec.gov.

TABLE OF CONTENTS

		Page

PART I
Item 1	Business	3
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments
Item 2	Properties	13
Item 3	Legal Proceedings	13
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6	Selected Financial Data	15
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8	Financial Statements and Supplementary Data	17
Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	17
Item 9A	Controls and Procedures	18
Item 9A(T)
Item 9B	Other Information
PART III
Item 10	Directors, Executive Officers and Corporate Governance	19
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13	Certain Relationships and Related Transactions, and Director Independence	22
Item 14	Principal Accounting Fees and Services	23
PART IV
Item 15	Exhibits, Financial Statements Schedules	23

PART I

Item 1.  Business

Historical Background

We were incorporated in Nevada in 2003 with the name “Benacquista Galleries, Inc.”

In 2008, Vibe Records, Inc., a privately held Delaware corporation merged into us in a transaction accounted for as a “reverse merger” in which Vibe Records, Inc.’s business and financial statements replace the business and financial statements of Benacquista Galleries, Inc.

In connection with the reverse merger, we changed our name to Vibe Records, Inc. Nevada.  “We”, “us” and the “Company” refer to Vibe Records, Inc. Nevada.  The address of our executive offices is 61 Watchogue Avenue, East Moriches, NY 11940 and our telephone number at that address is (516) 333-2400.

The address of our web site is www.viberecords.com.  We maintain two additional web sites at http://offthehookrecords.com and http://offthehookmodels.com.

General

We conduct business as an artist and repertoire company (A&R) as well as an independent record label in the music industry.  We intend to distribute recordings made by our artists on a national basis, as well as a strategic alliance with a state of-the-art recording studio and a renowned audio engineer.

We endeavor to discover new recording artists based on our understanding of the current tastes of the market and, based on our experience in music culture, our assessment that the artists will be commercially successful.  We attempt to secure exclusive standard industry recording contracts with these artists. Our objective is to contract three to five new artists per year.  Upon contracting with a new artist, we oversee identification of an appropriate record producer and oversee the recording process, often conducted via our strategic alliance with a state of-the-art recording studio and a renowned audio engineer or we schedule time in other studios, advising the artist on all aspects of making a high quality recording. We work with the artist to choose the best songs (i.e. repertoire) to record. For artists who do not write their own music, we will assist in finding songs and songwriters. We assist in selection of accompanists, side-men and other professionals to enhance the artist’s chances for success. We maintain contacts with our counterparts at music publishing companies to get new songs and material from songwriters and producers. As the record nears completion, we work closely with the artist to determine if the record will be artistically and commercially acceptable.  Once the record is completed, we provide marketing, promotion and distribution.

The experience of our President and Chief Executive Officer, Timothy Olphie, will be extensively relied upon in the artist selection process.  Mr. Olphie received several Gold and Platinum awards during his tenure at SOUL/MCA Records due to the success of several recording artists and products including, Public Enemy and the acclaimed film “Juice” and its related soundtrack. To date, Mr. Olphie, as Producer and/or Executive Producer, has concluded approximately twenty artist-recording contracts for both major and independent record labels.

We employ a focused artist selection and development process.  The artist’s value will be significantly increased through the support of management, modest recording budgets supported by the utilization of a strategic alliance with a state of-the-art recording studio and a renowned audio engineer with the use of a major manufacturing and worldwide distributing firm.  Furthermore, we will utilize these economic efficiencies to seek out and enter into agreements with established artists. Arrangements with established artists will allow us to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to us for manufacture, distribution and promotion.

While developing our artists, we intend to manufacture and distribute their recordings through TuneCore, a public online music distribution website available at www.tunecore.com.

Through these and other endeavors, we intend to simultaneously promote and brand the Vibe Records label utilizing the new “hybrid” digital distribution model via TuneCore a worldwide distribution capacity. We believe that operating in this fashion will reduce overhead.

Music Industry

Recorded music is one of the primary media of entertainment for consumers worldwide and in calendar 2009, according to the International Federation of the Phonograph Industry (“IFPI”), generated $17 billion in retail value of sales. IFPI is the organization that represents the interests of the recording industry worldwide with a mission to promote the value of recorded music, safeguard the rights of record producers and expand the commercial uses of recorded music in all markets where its members operate.

The Recording Industry Association of America (RIAA) is the trade group that represents the U.S. recording industry.  Its members are the record companies that comprise the most vibrant national music industry in the world. RIAA members create, manufacture and/or distribute approximately 90% of all legitimate sound recordings produced and sold in the United States.

There has been a major shift in the distribution of recorded music away from specialty shops towards mass-market and online retailers.  Over the course of the last decade, the share of music sales through U.S. stores first grew from 32% of the market in 1997 to 54% in 2004, however, with the subsequent growth of sales via online channels since 2004, the share of music sales through U.S. stores has contracted significantly since 2004, to 33% of the market in 2006. In recent years, online sales of music, as well as the digital downloading of singles and albums, have grown to represent an increasing share of U.S. music sales. According to RIAA, the physical medium’s (actual CDs and DVDs) share of U.S. music sales declined by 24.9% from 2007 to 2008 with sales decreasing from $7.5 billion to $5.8 billion.  During this same period, the sale of music through digital downloads and online purchases increased by 28.1%. The dollar value of online and digital sales increased from $1.26 billion in 2007 to $1.64 billion in 2008.  Overall shipments of recorded music in the United States did however fall 12% to $7.7 billion in 2009.

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

According to more recent statistics from the RIAA, a total of 1.13 billion music singles were downloaded in 2009 along with 292.9 million CDs reaching $2 billion in sales. In 2009, digital formats as a whole comprised a record 41% of total music shipments in the United States (an increase of 34% from 2008) with the total digital music market reaching $3.1 billion in revenue.

As the major labels stumble, independent labels have gained significant amounts of market share - accounting for a record eighteen percent of record sales in 2005, according to the RIAA.  Digital music sales have become a major area for growth with the continuing development of digital music devices including MP3 players and cellular phones.

We believe independent labels are better equipped for Internet marketing via websites and outlets like MySpace, Facebook and iTunes and we plan to take advantage of this trend.

Marketing

We believe that we have structured and implemented a highly efficient program to enhance the marketing potential of our new talent.  Prior to our anticipated assignment of any of its rights under comprehensive artist recording contracts, we prepare a master/demo recording package. We intend to establish a master/demo recording fund of $50,000 per artist for this purpose. The package will consist of a professionally produced and engineered three to four song compilations, which will be utilized in conjunction with the solicitation, or if deemed appropriate, possible retention of the artist’s property rights.

In no event shall more than $35,000 of this fund be expended to sign any one artist without the consent of the majority of our board of directors.  This fund may, however, be increased by a maximum of 20% with the unanimous consent of the Board.  In no event shall the aggregate of the Master/Demo Recording fund expenditures for the three to five new artists each year we undertake (exclusive of our joint ventures) exceed $150,000.  Currently, we do not have the funds available and there is no assurance that we will be able to raise the necessary capital.  We intend to adhere to the above-mentioned master/demo recording fund strategy regardless of whether we subsequently assign one or more artists’ contracts, in whole or in part.  This process as a whole will be facilitated by the efficiencies we intend to utilize pertaining to the critical area of the artist recording budgets (use of strategic alliance with a state of-the-art recording studio and a renowned audio engineer, et. al.).

Distribution

We utilize the online distribution services of Republic Digital Distribution (powered by TuneCore).  As a paid member of TuneCore, we and the artist retain all of the rights and royalties associated with the submitted masters (subject to our respective agreement with one another).  This arrangement provides us with unlimited visibility to Republic’s top A&R executives who closely monitor trends developing through these channels which can lead to exclusive distribution agreements with third party marketing and promotional financing.

Intellectual Property

We have a Trademark License Agreement with Vibe Media, LLC to use “Vibe Records” in the specific stylized form appearing in Reg. No. 1,819,799 (“Trademark”).  Our use is limited to the stylized logo as the name of the “record label” for “record distribution” meaning wholesale distribution of music by a record company  We believe the mark is of significant value in identifying our products on CD’s, records, tapes and/or other media existing now or in the future. In addition, we believe this affords us brand name marketing capability within the fields of recorded music distribution and merchandising.  On September 2, 2004, the mark holder was granted an extension of this trademark under Serial Number # 74389095.

We have pledged our trademark license to Robert S. McCoy, one of our directors, pursuant to a Security Lien Agreement whereby Mr. McCoy holds a superior lien against the Trademark License Agreement with Intermedia Vibe.  This lien will be subject to the satisfaction of the loan due to Mr. McCoy as of September 30, 2010 in the aggregate principal amount of $1,189,118.  We accrue interest at a rate of 10 percent per annum.

We own the Internet domain name: www.viberecords.com.

Other Trade names and activities

We also conduct business under the trade name “Off the Hook Records”, a registered trademark, and maintain a website at www.offthehookrecords.com, a domain name which we own.  We offer a variety of music and video DVDs at the website with fulfillment through Amazon.com.  No revenues have been realized through the activities of Off the Hook Records.

We also conduct business under the trade name “Off the Hook Models”, a registered trademark, (“OTH Models”) and maintain a website at www.offthehookmodels.com, a domain name which we own.  The OTH Models website is a development center unlike a traditional modeling agency. We scout for potential models and talent primarily in person at talent events, venues, etc. Applications can also be submitted online.  No revenues have been realized through the activities of OTH Models.

OTH Models intends to hone the marketing tools of its models while promoting their services to industry professionals such as model and talent agencies, casting companies and photographers. OTH Models prides itself on its provision of high quality talent development services including, without limitation, the provision of fashion photo shoots, fashion/styling consultations, professional advice and guidance from a seasoned “New Faces” staff, composite cards and headshots. Through the provision of these services, OTH Models endeavors to bridge the gap between aspiring models and industry professionals which require such services.

In order to maintain high industry standards, all potential models and talent are evaluated by OTH Models Development Director for (1) attitude and personality; (2) ambitions, goals and expectations as well as (3) appearance and marketability. Once evaluated, if selected to be a part of OTH Models, the Development Director suggests appropriate marketing tools to facilitate that individual’s exposure within the model and talent industry.

Upon completion of development services OTH Models markets their models and talent at no additional cost to the models themselves. Marketing services provided by OTH Models can include composite card distribution and mailings, go-sees and audition notification, interview opportunities with industry professionals and e-mail promotions for models/talent registered with Gigacomps™ - an internet venue where the photographs, resumes and profiles of aspiring models and talent are on display for registered industry professionals.

Competition

The heightened ability to sell or assign one’s rights in potentially successful recording products to the four major manufacturing and distribution firms within the music industry, as well as the expanding opportunities to promote and produce one’s talent independently, lead us to believe we have positioned ourselves to compete successfully within the genres of the music industry we intend to focus upon.  We further believe that we have focused on a demographic target audience which is experiencing, and will continue to experience, substantial growth and that the Master/Demo Recording marketing model is a highly effective manner in which to market our artists and products.

Nevertheless, our record products are marketed and sold in a segment of the entertainment market that is highly competitive. The principal competitive factors affecting the market for products include product quality, packaging, brand recognition, brand and artist acceptance, and price and distribution capabilities.  There can be no assurance that we will be able to compete successfully against current and future competitors based on these and other factors. We also compete with a variety of domestic and international producers and distributors many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than we have.  In the event we become successful in our marketing, promotion and distribution of products bearing our name, it is likely we will experience additional competition in the industry from major labels, each of which is capable of marketing products designed to compete directly with ours. We compete with other music producers and distributors not only for market share, brand acceptance and loyalty, but also for display space in retail establishments and, more importantly, for marketing focus by our distributors and retailers, all of which distribute and sell other manufacturers products. Future competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our website at www.offthehookmodels.com competes with internet based modeling agencies such as Model Mayhem, One Model Place and New Faces.

Employees

Our only full time employee is Mr. Olphie.  We also have three independent contractors.

Artist Recording Agreements

Tony Sunshine:

On July 9, 2010 we secured a production agreement with Tony Sunshine for two (2) singles ready for distribution. The first, “Say Hey”, was Produced by Swizz Beatz and mixed by President and CEO, Tim Olphie and Terrance Pender. The second single, #1 Baby, was shipped in February 2011. Tony Sunshine has been performing since age thirteen and subsequently became a member of the rap group “Terror Squad” with Tony,  Sunshine and Fat Joe recording together in earnest. Tony Sunshine has also collaborated with R. Kelly, Ginuwine, Fabolous and Capone-N-Noreaga.

After only a few weeks of his September 2010 release on Vibe Records, “Say Hey” had been up-streamed from Republic Digital Distribution's new digital website "Tunecore" into an exclusive distribution deal with Divine Records/Universal Music Group. Members of Tunecore's audience of over seven million voters propelled "Say Hey" into one of the top songs on a weekly - monthly basis. Tony Sunshine's first single, "Say Hey", was recorded and mixed at Vibe Records Studio and featured music created by mega-producer Swizz Beatz. The incredible response to the "Say Hey" has resulted in the execution of a Letter of Intent between Vibe Records and Divine Records for exclusive distribution through Universal Music's Distribution.  Tony Sunshine is presently preparing his first full length album with additional contributions from Swizz Beats. No revenues were realized pursuant to the agreement.

Kristen Capolino:

Ms. Capolino is a 20 year-old the singer, guitarist and songwriter from Wappingers Falls, New York. She has been performing and recording since the age of 14.

On July 1, 2010 we fulfilled our recording artist agreement obligation by releasing, “Kristen Blues” via TuneCore.  Pursuant to the terms of this agreement, Ms. Capolino licensed to us the exclusive right to distribute her recordings through December 2011.  No revenues were realized pursuant to the agreement.

Studio Production

In May 2009, we acquired and installed a SSL 4048 mixing and recording console in our recording and production studio which was our corporate headquarters.  The studio allowed us to record, mix and mastering. We believe that the addition of this console to our studio will greatly enhance the quality and marketability of the singles and albums created by our internal artist roster and will allow us to differentiate our product from that of other independent labels.  As of December 30, 2011 we sold this equipment.

In addition to the installation of the console we engaged the services of Terrance Pender as our First Audio Engineer and A&R representative. Mr. Pender has over ten years experience as a First Audio Engineer and his responsibilities included supervising and organizing recording sessions, hiring studio musicians and overseeing all aspects of master recordings. During his career, Mr. Pender has produced recordings for Motown Records, J Records, PO Boy Records, FUBU Entertainment, Rockafella Records, and numerous other labels. Mr. Pender has worked with such artists as The Temptations, Old Dirty Bastard, Remy Martin, Ice Cube, RZA, Memphis, Bleek, Fabulous, Nas, Young Guns and many others. We believe that Mr. Pender’s engineering talent and understanding of various music markets will greatly enhance the quality and marketability of our recorded product.

Item 1A.  Risk Factors

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

These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our industry. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for all recorded sales, the timing of the recovery cannot be established with accuracy nor can we determine the impact of how these changes will affect individual markets.  There can be no assurance that we will ever achieve any revenues or profitable operations through these new digital revenue streams.

We have incurred operating losses since inception in 2008 and there is no certainty that we will ever achieve profitability.

We have incurred operating losses since our inception in 2008. We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations.  The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to discover new talent and develop existing talent, commercial acceptance for our talent, and our ability to enter into agreements for distribution and manufacturing.  There can be no assurance that we will ever achieve any revenues or profitable operations.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected. Furthermore, our growth depends upon our ability to attract new talent and commercially develop existing talent. There can be no assurance that our efforts to attract and develop talent can be accomplished on a profitable basis, if at all. Our expansion of our record distribution and promotions will depend on a number of factors, most notably the timely and successful promotion and sale of our products and our regional distributors. Our inability to expand sales in a timely manner would have a material adverse effect on our business, operating results and financial condition.

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists that have consumer appeal

We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come.  The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete are significant and have increased as well. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists under terms that are economically attractive to us. You have no assurance we will be able to successfully and profitably obtain and market such talent in the near term or in the future.

The genres of the music industry where we intend to focus are highly competitive and characterized by changing consumer preferences and continuous introduction of new artists. Our goal is to maintain and improve the recording artists currently under and to seek out and recruit additional talent that will appeal to various consumer preferences.  We believe that our future growth will depend, in part, on our ability to anticipate changes in consumer preferences and develop and introduce, in a timely manner, artists and products which adequately address such changes. There can be no assurances that we will be successful in recruiting, developing, and marketing such artists and products on a timely and regular basis. Our failure to successfully introduce such artists or products, or the failure of the retail markets to accept them, would have a materially adverse effect on our ability to operate profitably.

No assurance can be given that consumer demand for the genres of the music industry in which we intend to focus will continue in the future or, if such demand does continue, that we will be able to satisfy consumer preferences. Changes in consumer spending can affect both the quantity sold and the price of our products and may therefore affect our operating results.

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
the costs of recruiting and retaining qualified personnel; and
the time and costs involved in finding and maintaining talent.

Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

Additional financing may be necessary for the implementation of our growth strategy.

We expect to require additional debt and/or equity financing to pursue our growth strategy.  Given our operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing.  Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations.

We are dependent upon key personnel and consultants.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the music industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.  We do not carry “key person” insurance covering any members of our senior management.

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

We face significant competition.

Our recorded products will be marketed and sold to a segment of the market that is highly competitive.  The principal competitive factors affecting the market for our products include product quality, packaging, brand recognition, brand and artist acceptance, price and distribution capabilities.  There can be no assurance that we will be able to compete successfully against current and future competitors based on these and other factors. We also compete with a variety of domestic and international producers and distributors, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than we do.  In the event we become successful in our marketing, promotion and distribution of products bearing our name, it is likely we will experience additional competition in the industry from major labels, each of which is capable of marketing products designed to compete directly in the genres where we are focused. We compete with other music producers and distributors not only for market share, brand acceptance and loyalty, but also for display space in retail establishments and, more importantly, for marketing focus by our distributors and retailers, all of which distribute and sell other manufacturers products.  Future competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

You have no assurance that an active market for our common stock will develop. If an active public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our common stock that they own and may lose all of their investment.

Our Common Stock price and volume may be volatile.

We expect the trading price and volume of our Common Stock to fluctuate substantially in the event our trading market becomes active.  The price of our Common Stock may be higher or lower than the price you pay for it, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.  These factors include, but are not limited to, the following:

·	price and volume fluctuations in the overall stock market from time to time;

·	significant volatility in the market price and trading volume of securities of companies in our industry;

·	volatility resulting from trading in derivative securities related to our Common Stock including puts, calls, long-term equity anticipation securities, or short trading positions;

·	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

·	general economic conditions and trends;

·	loss of a major funding source; or

·	departures of key personnel.

We plan on seeking to reinstate the OTCBB listing of our common stock so that the our stockholders will have the benefit of that trading market, but will likely be traded only in the over-the-counter market for the foreseeable future.

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

Our Common Stock is subject to the "Penny Stock" rules of the SEC.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

obtain financial information and investment experience objectives of the person; and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Item 2.  Property

Our principal executive offices are located in East Moriches, New York which we rent for $2,400 per month. Our lease terminates on September 30, 2012. We believe that our principal executive office space is sufficient for our needs for the foreseeable future.

Item 3.  Legal Proceedings

On August 25, 2009, a former consultant filed an action against us in Supreme Court Kings County (Index No:  21581-09).  The action, which alleges that we failed to pay certain fees and failed to timely deliver certain securities due the former consultant, seeks $900,000 plus attorney fees and costs.  On or about January 15, 2010, we filed an answer and counterclaim.  While the outcome of this proceeding cannot be predicted at this time we believe that we have meritorious defenses to the action and that the final outcome will not have a material adverse effect on our financial condition.

PART II

Item 5.  Market for the Registrant’s Common Stock, Convertible Preferred Stock and Related Stockholder Matters

Quotations for our common stock are available on the OTC Bulletin Board. OTCMarkets, Yahoo Finance, Google Finance and similar services, under the symbol “VBRE”.  The following table sets forth the high and low bid prices, for our common stock as reported each quarterly period within the last two fiscal years ended September 30, 2010as reported by the National Quotation Bureau.  The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1).

Fiscal year ended September 30, 2009	High	Low
Quarter ended
December 31, 2008	$0.30	$0.25
March 31, 2009	$0.25	$0.05
June 30, 2009	$0.60	$0.03
September 30, 2009	$0.50	$0.14

Fiscal year ended September 30, 2010	High	Low
Quarter ended
December 31, 2009	$0.32	$0.10
March 31, 2010	$0.12	$0.04
June 30, 2010	$0.04	$0.01
September 30, 2010	$0.08	$0.02

On December 30, 2011, the National Quotation Bureau, Inc. reported that the closing ask price on our common stock was $0.001 per share.

Record Holders

As of December 31, 2010, there were approximately 400 record holders and 300 street name holders of our common stock.

Dividend Policy

Our Board of Directors determines any payment of dividends to our common stockholders. We have never paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2010, we issued a total of 2,750,000 shares of our common stock in conversion of notes.  No commissions or other compensation was paid in connection with the issue of these shares.  The shares were issued to existing note holders and their assignees.  We have relied on Section 4(2) of the Securities Act of 1933 for an exemption from registration, in that the issue of the shares did not involve a public offering.

Capitalization

Common Stock

The following description of our common stock is qualified in our entirety by reference to our Articles of Incorporation, as amended, our bylaws and Nevada corporation law. We are authorized to issue five hundred million shares of common stock, $0.001 par value per share. At December 30, 2011, we had 33,424,027 shares issued and outstanding.  Holders of our common stock:

☐	·	have one vote per share on election of each director and other matters submitted to a vote of stockholders;
☐	·
have equal rights with all holders of issued and outstanding common stock to receive dividends from funds legally available therefore, if any, when, as and if declared from time to time by the board of directors;

☐	·
are entitled to share equally with all holders of issued and outstanding common stock in all of our assets remaining after payment of liabilities, upon liquidation, dissolution or winding up of our affairs;

☐	·	do not have preemptive, subscription or conversion rights; and
☐	·	do not have cumulative voting rights.

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

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of our common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of us that existed immediately prior to such action.  The Series A Preferred Stock has the same voting rights as our common stock, on an as converted basis, with the Series A preferred holders having one vote for each share of common stock into which their Series A Preferred Stock is convertible.  The holders of the Series A preferred stock have a liquidation preference over our common stock of up to $100 per Series A share held.  We will not pay a dividend on the shares of Series A Preferred Stock.

As of December 30, 2011, there were no shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The holders of the Series B Preferred Stock may, in their discretion, convert each share of Series B Preferred stock into 4,000 shares of our common stock at any time following the date of issuance of the Series B Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of us that existed immediately prior to such action.  The Series B Preferred Stock does not have voting rights on matters presented to our common stockholders, for a vote.  The Series B Preferred Stock and has an equal liquidation right with any shares of our Series A Preferred Stock then outstanding.  We will not pay a dividend on the shares of Series B Preferred Stock.

As of December 30, 2011, there were no shares of the Series B Preferred Stock issued and outstanding.

Item 6.  Selected Financial Data;

Not applicable

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

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

We are a development stage company led by an experienced management and focused on identifying qualified and talented artists.  Our long term role includes nurturing the artist’s career through teaching, encouragement and supervision, while concurrently searching for and selecting suitable material, accompanists, side-men, producers and other professionals to enhance the artist’s chances for success.

Plan of Operations

We intend to attempt to secure exclusive standard industry recording contracts for between three (3) to five (5) new artists per year through a highly focused artist selection process. We have thus far been unable to fully implement this strategy due to insufficient financial resources. Upon successfully undertaking same, the artist’s value will be significantly increased through the support of our specialized and well seasoned management team, modest recording budgets supported by a strategic alliance with a state of-the-art recording studio and a renowned audio engineer, and the use of a major manufacturing and distributing firm. Furthermore, we will utilize these economic efficiencies to seek out and enter into agreements with pre-established artists. Arrangements with established artists will allow us to offer profit sharing ventures with established artists in which the artists submit their master recordings (while retaining their own ownership rights) and license the master recordings to us for manufacture, distribution and promotion.

Through these and other endeavors, we intend to simultaneously promote and brand the Vibe Records label.  We believe that operating in this fashion will reduce overhead.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis.

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

Results of Operations

Years Ended September 30, 2010 and 2009

We had no revenue producing activities in either of the years ended September 30, 2010 or 2009.  For the years ended September 30, 2010 and September 30, 2009 we experienced a net loss of $1,263,428 and $1,598,300 respectively.

Other general and administrative expenses increased to $156,685 from $109,243 for the years ended September 30, 2010 and 2009, principally due to increased compensation expense.  Professional and consulting fees decreased to $334,974 for the year ended September 30, 2010 as compared to $953,658 for the year ended September 30, 2009 due to decreased stock-based compensation in 2010.  Research and artist development expenses increased to $215,696 for the year ended September 30, 2010 as compared to $181,788 for the year September 30, 2009 due to production efforts on various projects as previously discussed.

Other expenses net increased to $466,133 from $238,911 for the year ended September 30, 2010 and 2009, principally due to higher interest expense, debt settlements, debt discounts and loss from revaluation of derivative liability.  Interest expense increased to $307,505 for fiscal 2010 as compared to $238,911 for Fiscal 2009.  This expenditure has increased steadily and is expected to stay at or above current levels based on our need for capital and the lack of revenue producing activities.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $4,157,577.  If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

We have historically incurred recurring losses from operations.  Our continuation is dependent upon a successful program of acquisitions and achieving a profitable level of operations.  We may need additional financing for ongoing operations of securing (3) – (5) recording artists per year as well as other joint ventures as well as acquisitions. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders.  Obtaining loans, assuming those loans would be available, would increase our liabilities and future cash commitments.  We cannot assure that we will be able to obtain further funds we desire for our continuing operations or, if available, that funds can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we would cease our operations.

As shown in the consolidated financial statements, at September 30, 2010 and September 30, 2009, we had cash on hand of $370 and $23,809.  Net cash used in operating activities for each of the years ended September 30, 2010 and 2009 was $396,098 and $331,881 as a direct result of our net operating loss and the absence of any revenue producing activities.  Cash flows used in investing activities for each of the years ended September 30, 2010 and 2009 was $0 and $62,383 which was used in the acquisition of property, plant and equipment and advances to related entities.  Cash flows provided by financing activities were $372,659 during the year ended September 30, 2010 and $418,073 for the year ended September 30, 2009.  The decrease resulted from lower borrowings from various sources to provide working capital.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements, together with the Reports of Independent Registered Public Accounting Firm thereon of Michael T. Studer CPA P.C., are provided at the end of this annual report. See Index to Consolidated Financial Statements, appearing on page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

This information has been reported on Form 8-K.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), both being Mr. Olphie, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of September 30, 2010, our internal control over financial reporting was not effective, primarily because we have only one employee and are accordingly unable to implement the checks and balances required for effective controls over financial reporting.  On the other hand, the one employee is aware of all matters which would require financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our directors and executive officers as of December 28, 2010.

Name	Age	Position	Director Since

Timothy J. Olphie	57	Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer	2008
Robert S. McCoy, Jr.	73	Director	2008
Michael L. Tyler	55	Director, Corporation Secretary	2008

Timothy J. Olphie, CEO, President and Director

From January 1993 to the present, Mr. Olphie has been employed as an independent record producer.  Since May 2008, he has been our CEO, CFO, President and a member of our board of directors. Mr. Olphie received a Bachelor’s Degree in Marketing and Management from the State University of New York at Brockport.

Mr. Olphie has been actively involved in the music industry for twenty five years, entering as an Account Representative with the New York City branch office of the American Society of Composers, Authors and Publishers (ASCAP) in 1979. In 1982 Mr. Olphie was offered, and accepted, a position with Record World, a regionally based record franchise. He was promoted to the role of Public Relations Director shortly thereafter and remained with that company until 1989, at which time he accepted a position with CBS Records as an Account Service Representative.

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

Robert S. McCoy, Jr., Director

Since May 2008, Robert S. McCoy, Jr. has been a member of our board of directors. Mr. McCoy retired in 2003 after 19 years with Wachovia Corporation and its successor companies. Mr. McCoy had been Vice Chairman and Chief Financial Officer of Wachovia. Prior to joining the banking industry Mr. McCoy was with Price Waterhouse & Co. for 23 years. Mr. McCoy currently serves on the Board of Directors of other public companies (MedCath Corporation and Web.com) as well as on the board of additional private companies in which he is an investor.

Dr. Michael L. Tyler, Director, Secretary

Dr. Michael L. Tyler is our Corporation Secretary on a part time basis.  He devotes very limited time to our business and affairs.  Dr. Tyler graduated magna cum laude from Columbia State Community College in Columbia, Tennessee, in 1977 with Associate of Science degrees in chemistry and biology.  He continued his education at Memphis State University in Memphis, TN., graduating magna cum laude in 1979 with Bachelor of Science degrees in chemistry and biology.  His doctorate degree in dentistry was earned from the University of Tennessee Center for the Health Sciences in Memphis, TN., in 1983. Dr. Tyler has been practicing general and family dentistry for the last 21 years.  He is a member of the American Dental Association, Tennessee Dental Association, and Maury County Dental Association.  He is on staff at Maury Regional Hospital. He is a member of Rotary International, serving his local club as president, and has been honored with a Paul Harris Fellowship.

General

Our executive officers are elected by, and serve at the pleasure of, our board of directors. Our directors serve terms of one year each, with the current directors serving until the next annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.  Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Holders of our Series A Preferred Stock are entitled to one vote for each share of common stock into which their preferred shares are convertible on all matters submitted to a vote of the common stockholders, including the election of directors. Cumulative voting with respect to the election of Directors is not permitted by our Articles of Incorporation. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders and until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by the Board of Directors or by the stockholders at the next annual stockholders’ meeting or at a special meeting of the stockholders called for that purpose.

Board Meeting Attendance

During our 2010 fiscal year, our board did not hold any meetings. Our directors approved all necessary actions by unanimous written consent meetings, both regular and special.

Committees of the Board and Independent Directors

We do not have an audit committee, a nominating committee or a compensation committee.  The board believes that we should have each of these board committees, but we do not have independent directors to functionally implement these committees.  The functions that would otherwise be discharged by the committees are considered by the full board of directors, including executive compensation. We do not have a policy for considering candidates for directors nominated by our stockholders.  Our board will consider candidates nominated by our stockholders on a case by case basis.

We do not have any independent directors.

Our stockholders are welcome to send any communications to our full board of directors or to individual directors.

Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation paid to our executive officers.  No other executive officers earned more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Total ($)

Timothy J. Olphie	2010	83,333	(A)	83,333
President and CEO	2009	56,250	(A)	56,250

(A) satisfied by issuances of common stock.

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

The plan provides that up to a total of 5,000,000 shares of common stock, subject to adjustment to reflect stock dividends and other capital changes, are available for issuance under the stock plan. No options to acquire shares are currently outstanding and no options to acquire shares were granted under the plan in 2010.

During 2010, our Board of Directors approved the issuance of an aggregate of 3,333,333 shares of our common stock in lieu of employment compensation to Mr. Tim Olphie pursuant to his employment and compensation agreement. That plan was executed by the unanimous consent of the Board of Directors on January 26, 2009.

Employment Agreements

On January 16, 2009, we entered into an employment agreement with Mr. Timothy Olphie (the “Olphie Employment Agreement”) that has an initial term of three years.  Under the Olphie Employment Agreement, Mr. Olphie will continue to serve as our CEO, President and a member of our Board of Directors.  Mr. Olphie will receive a base salary of $75,000 per year, and will be entitled to an annual discretionary bonus.  The amount of Mr. Olphie’s bonus will be determined by our Board of Directors, and will be based upon the achievement of certain milestones as determined by the Board of Directors.  As additional consideration for past services, we granted Mr. Olphie the irrevocable right to be issued, upon 61 days written notice, a total of 7,500 shares of Series A Preferred Stock (which are convertible into a total of 30,000,000 shares of common stock).  The power to direct the issuance of such series of Series A Preferred Stock shall be at Mr. Olphie’s sole discretion, subject to the 61 day waiting period.

On August 2, 2010, we entered into a First Amendment to Employment Agreement with Mr. Olphie which increased his base salary from $75,000 to $125,000.

During the year ended September 30, 2010, Officers’ and Directors Compensation includes $83,333 incurred to Mr. Olphie under the original employment agreement, and its amendment in August 2010, of which $83,333 arose out of common stock issued in payment of accrued base salary of $72,728. At September 30, 2010, Accounts Payable and Accrued Expenses include $0 representing base compensation still owing under the agreements to Mr. Olphie.

During the year ended September 30, 2009, Officers’ and Directors Compensation includes $56,250 incurred to Mr. Olphie under the original employment agreement, of which $66,000 arose out of common stock issued in payment of accrued base salary of $56,250. At September 30, 2009, Accounts Payable and Accrued Expenses include $32,312 representing base compensation still owing under the original agreement to Mr. Olphie.

Officers’ and Directors’ Compensation for the year ended September 30, 2009 includes $38,000 incurred to other Officers/Directors consisting of Company common stock issuances (See Note K to the Consolidated Financial Statements).

Directors Compensation

We pay compensation of $5,000 per annum to each of our directors for service on our Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table indicates beneficial ownership of our common stock as of December 30, 2011 by:

·	Each person or entity known by us to beneficially own more than 5% of the outstanding shares of the our common stock;
·	Each of our executive officers and directors; and
·	All of our executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is our address.

Name and Address	Number of Shares	Percentage of Shares Owned
Timothy J. Olphie	8,358,333	25.01%
Robert S. McCoy, Jr.	2,650,000	7.93%
Michael L. Tyler	1,500,000	4.49%
All Officers and Directors as a group (3 persons)	12,508,333	37.42%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We have not had transactions, or nor do we proposed transactions, outside of normal employment transactions, with any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Item 14.  Principal Accountant Fees and Services

Fees charged by our principal accountant, S. W. Hatfield, CPA, for the year ended September 30, 2009 and principal accountant, Michael T. Studer CPA P.C., for the years ended September 30, 2010 and 2009 (re-audit) were as follows:

	Year Ended	Year Ended
	September 30, 2010	September 30, 2009
1. Audit Fees
a. S.W. Hatfield, CPA	$-	$23,388
b. Michael T. Studer CPA P.C.	15,000	12,500
2. Audit Related Fees	-	-
3. Tax Fees	-	-
4. All Other Fees	-	-

Totals	$15,000	$35,388

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements

Financial Statements. See Item 8. Index to Financial Statements

(b)	Exhibits

Exhibit Number	Description

3.1 A	Articles of Incorporation of Benacquista Galleries Inc., dated January 13, 2003 (incorporated by reference to Exhibit 3.1 on Form SB-2 filed March 31, 2003).

3.2	By-laws of Benacquista Galleries Inc., dated January 17, 2003 (incorporated by reference to Exhibit 3.2 on Form SB-2 filed March 31, 2003).

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

10.1	Employment Agreement by and between Mr. Tim Olphie and Vibe Records, Inc. Nevada, dated as of January 26, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2009).

10.1
Amended Employment Agreement by and between Mr. Tim Olphie and Vibe Records, Inc. Nevada, dated as of August 2, 2010 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 18, 2010)

10.2	Incentive Stock Plan

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

VIBE RECORDS INC. NEVADA

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2010 and 2009 and period from March 8, 2004 (date of inception) to September 30, 2010	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the period from March 8, 2004 (date of inception) to September 30, 2010	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009 and period from March 8, 2004 (date of inception) to September 30, 2010	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vibe Records, Inc. Nevada

I have audited the accompanying consolidated balance sheets of Vibe Records, Inc. Nevada (the Company), a development stage company, as of September 30, 2010 and 2009 and  the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended and for the period March 8, 2004 (inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vibe Records, Inc. Nevada, a development stage company, as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period March 8, 2004 (inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note N to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended September 30, 2009.

/s/ Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.

Freeport, New York
December 30, 2011

VIBE RECORDS, INC. NEVADA
 (a development stage company)
 Consolidated Balance Sheets
 September 30, 2010 and September 30, 2009

	September 30, 2010	September 30, 2009
		(As Restated - Note N)
ASSETS
CURRENT ASSETS
Cash on hand and in bank	$370	$23,809
TOTAL CURRENT ASSETS	370	23,809

PROPERTY AND EQUIPMENT - AT COST	96,937	96,937
Less accumulated depreciation	(61,636)	(43,845)
NET PROPERTY AND EQUIPMENT	35,301	53,092

TOTAL ASSETS	$35,671	$76,901

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes and loans payable to bank	$509,779	$630,381
Unsecured convertible promissory and other notes payable	731,017	180,000
Accounts payable and other accrued liabilities	143,122	345,031
Accrued interest payable	996,159	769,051
Notes and advances payable to related parties	1,608,603	1,686,577
Derivative liability for convertible notes	169,267	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	4,157,947	3,611,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 50,000,000 shares authorized:
Series A - 200,000 shares designated
Series B - 200,000 shares designated
None issued and outstanding	-	-
Common stock - $0.001 par value, 500,000,000 shares authorized:33,424,027 and 21,234,267 shares issued and outstanding and to be issued respectively (including 1,280,000 shares issuable to two directors from conversion of notes in the year ended September 30, 2007)	33,424	21,234
Additional paid in capital	3,157,203	2,494,102
Deficit accumulated during the development stage	(7,312,903)	(6,049,475)

TOTAL STOCKHOLDERS' DEFICIT	(4,122,276)	(3,534,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,671	$76,901

The accompanying notes are an integral part of these consolidated financial statements.

VIBE RECORDS, INC. NEVADA
 (a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years Ended September 30, 2010 and 2009 and
Period from March 8, 2004 (date of inception) through September 30, 2010

	Year Ended September 30,		March 8, 2004 (Inception) Through September 30,
	2010	2009	2010
	(As Restated - Note N)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Research and artist development costs	215,696	181,788	930,862
Officers and directors compensation	89,940	114,700	479,140
Professional and consulting fees	334,974	953,658	1,817,447
Other general and administrative expenses	156,685	109,243	2,053,349
Provision for impairment loss on write-down of Vibe Records, Inc. "Master Recordings Library" assets	-	-	624,000
TOTAL OPERATING EXPENSES	797,295	1,359,389	5,904,798

LOSS FROM OPERATIONS	(797,295)	(1,359,389)	(5,904,798)

OTHER INCOME (EXPENSE)
Gains from write-off of debt no longer payable due to statute of limitations	91,359	-	91,359
Interest expense	(307,505)	(238,911)	(1,243,547)
Excess of fair value of common stock issued over the amount of debt retired	(26,259)	-	(26,259)
Accretion of debt discounts expense (relating to beneficial conversion features)	(130,370)	-	(130,370)
Loss from revaluation of derivative liability for convertible notes	(55,858)	-	(55,858)
Finance fees	(37,500)	-	(37,500)

TOTAL OTHER INCOME (EXPENSE) - NET	(466,133)	(238,911)	(1,402,175)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,263,428)	(1,598,300)	(7,306,973)

PROVISION FOR INCOME TAXES	-	-	(5,930)

NET LOSS AND COMPREHENSIVE LOSS	$(1,263,428)	$(1,598,300)	$(7,312,903)

Loss per weighted-average share of common stock outstanding, basic and diluted	$(0.05)	$(0.09)	$(0.48)

Weighted-average number of shares of common stock outstanding, basic and diluted	23,617,921	18,286,322	15,129,364

The accompanying notes are an integral part of these consolidated financial statements.

VIBE RECORDS, INC. NEVADA
        (a development stage company)
Consolidated Statements of Changes in Stockholders' Deficit
March 8, 2004 (Inception) to September 30, 2010
(As Restated - Note N)

	Common Stock, $0.001 Par		Additional	Deficit Accumulated during the Development
	Shares	Amount	capital	Stage	Total

Balance at March 8, 2004 (date of inception)	-	$-	$-	$-	$-
Shares issued for contribution of Vibe Records, Inc. "Master Recordings Library" assets	5,025,000	5,025	618,975	-	624,000
Shares issued in settlement of debt (as restated - Note N)	7,184,201	7,184	157,816	-	165,000
Net loss for the period (as restated - Note N)	-	-	-	(1,661,265)	(1,661,265)

Balance at September 30, 2004 (as restated - Note N)	12,209,201	12,209	776,791	(1,661,265)	(872,265)
Net loss for the year (as restated - Note N)	-	-	-	(673,551)	(673,551)

Balance at September 30, 2005 (as restated - Note N)	12,209,201	12,209	776,791	(2,334,816)	(1,545,816)
Net loss for the year (as restated - Note N)	-	-	-	(753,977)	(753,977)

Balance at September 30, 2006 (as restated - Note N)	12,209,201	12,209	776,791	(3,088,793)	(2,299,793)
Conversion of notes to common stock (as restated - Note N)	1,280,000	1,280	1,598,720	-	1,600,000
Net loss for the year (as restated - Note N)	-	-	-	(620,115)	(620,115)

Balance at September 30, 2007 (as restated - Note N)	13,489,201	13,489	2,375,511	(3,708,908)	(1,319,908)
Effect of reverse acquisition and purchase of treasury stock	1,075,066	1,075	(865,239)	-	(864,164)
Issuance of common stock for:
Professional and consulting fees (as restated - Note N)	400,000	400	59,600	-	60,000
Officers and directors compensation (as restated - Note N)	330,000	330	49,170		49,500
Net loss for the year (as restated - Note N)	-	-	-	(742,267)	(742,267)

Balances at September 30, 2008 (as restated - Note N)	15,294,267	15,294	1,619,042	(4,451,175)	$(2,816,839)
Issuance of common stock for:
Retirement of debt due consultant, including $580,000 excess of fair value of common stock over the amount of debt retired (charged to professional and consulting fees in the statement of operations) (as restated - Note N)	5,000,000	5,000	620,000	-	625,000
Professional and consulting fees (as restated - Note N)	780,000	780	212,720	-	213,500
Officers and directors compensation (as restated - Note N)	295,000	295	102,955	-	103,250
Cancellation of common stock (credited to professional and consulting fees in the statement of operations) (as restated - Note N)	(135,000)	(135)	(60,615)		(60,750)
Net loss for the year (as restated - Note N)	-	-	-	(1,598,300)	(1,598,300)

Balances at September 30, 2009 (as restated - Note N)	21,234,267	21,234	2,494,102	(6,049,475)	(3,534,139)
Issuance of common stock for:
Retirement of debt, including $26,259 excess of fair value of common stock over the amount of debt retired (charged to other expense in the statement of operations)	1,111,971	1,112	46,147	-	47,259
Professional and consulting fees	7,884,456	7,885	456,114	-	463,999
Officers and directors compensation	3,643,333	3,643	141,690	-	145,333
Finance fees	750,000	750	36,750	-	37,500
Cancellation of common stock (credited to professional and consulting fees in the statement of operations)	(1,200,000)	(1,200)	(72,600)	-	(73,800)
Beneficial conversion features of convertible notes	-	-	55,000	-	55,000
Net loss for the year	-	-	-	(1,263,428)	(1,263,428)

Balances at September 30, 2010	33,424,027	$33,424	$3,157,203	$(7,312,903)	$(4,122,276)

The accompanying notes are an integral part of these consolidated financial statements.

VIBE RECORDS, INC. NEVADA
 (a development stage company)
 Consolidated Statements of Cash Flows
 Years Ended September 30 , 2010 and 2009 and
Period from March 8, 2004 (date of inception) through September 30, 2010

			March 8, 2004
			(Inception)
	Year Ended September 30,		Through
	2010	2009	September 30, 2010
	(As Restated - Note N)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,263,428)	$(1,598,300)	$(7,312,903)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	17,791	16,221	61,636
Provision for impairment loss on write-down of Vibe Records, Inc. "Master Recordings Library" assets	-	-	624,000
Gains from write-off of debt no longer payable due to statute of limitations	(91,359)	-	(91,359)
Amortization of original issue discounts on notes payable to investors	5,218	-	5,218
Accretion of debt discounts expense (relating to beneficial conversion features)	130,370	-	130,370
Loss from revaluation of derivative liability for convertible notes	55,858	-	55,858
Expenses paid by issuance of common stock:
Officers and directors compensation	145,333	103,250	298,083
Professional and consulting fees	390,199	732,750	1,182,949
Excess of fair value of common stock issued over the amount of debt retired	26,259	-	26,259
Finance fees	37,500	-	37,500
Increase (Decrease) in:
Accounts payable and other accrued expenses	(113,306)	209,886	276,724
Accrued interest payable	263,467	204,312	1,032,519
NET CASH (USED) IN OPERATING ACTIVITIES	(396,098)	(331,881)	(3,673,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to affiliated entity	-	(24,490)	(207,199)
Cash paid to acquire property and equipment	-	(37,893)	(96,937)
NET CASH (USED) IN INVESTING ACTIVITIES	-	(62,383)	(304,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	-	(417)	-
Cash proceeds received on notes and loans payable to bank	-	-	772,952
Principal payments made in cash on notes and loans payable to bank	(120,602)	(7,908)	(140,500)
Cash proceeds received from issuance of unsecured convertible promissory note and other notes payable	185,000	190,000	590,000
Principal payments made in cash on unsecured convertible promissory and other notes payable	-	(95,000)	(95,000)
Cash proceeds received on notes and advances from officers, directors, and other related parties	323,261	389,229	3,432,898
Principal payments made in cash on notes and advances from officers, directors, and other related parties	(15,000)	(57,831)	(72,831)
Purchase of treasury stock	-	-	(509,867)
NET CASH PROVIDED BY FINANCING ACTIVITIES	372,659	418,073	3,977,652

INCREASE (DECREASE) IN CASH	(23,439)	23,809	370

CASH AT BEGINNING OF PERIOD	23,809	-	-

CASH AT END OF PERIOD	$370	$23,809	$370

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
Interest paid during the period	$44,037	$34,599	$211,029
Income taxes paid during the period	$-	$-	$5,930

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Acquisition of automobile with note payable to bank	$-	$-	$30,253
Advances to affiliated entities assigned to repay certain notes and advances from shareholder, officer and director	$-	$207,199	$207,199
Acquisition of treasury stock with note payable	$-	$-	$225,000
Common stock issued to settle notes payable and accrued expenses:
Notes payable and accrued expenses settled	$21,000	$45,000	$1,796,000
Excess of the fair value of the common stock issued over the amount of debt settled (charged to operations)	26,259	-	26,259
Professional and consulting fees (charged to operations)	-	580,000	580,000
Fair value of common stock issued	$47,259	$625,000	$2,402,259

The accompanying notes are an integral part of these consolidated financial statements.

VIBE RECORDS, INC. NEVADA
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2010 and 2009

NOTE A - Organization and Description of Business

Vibe Records, Inc. Nevada (“we” “us” or the “Company”) was incorporated on January 17, 2003 under the laws of the State of Nevada as Benaquista Galleries, Inc.  On May 30, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vibe Records, Inc., a privately held Delaware corporation incorporated on March 8, 2004.  Pursuant to the terms of the closing of the Merger Agreement, Vibe Records, Inc. was merged with and into the Company. In connection with the closing of the Merger Agreement, our name was changed from Benaquista Galleries, Inc. to Vibe Records, Inc. Nevada.  This transaction was accounted for as a reverse merger.

The acquisition of Vibe Records, Inc. (Vibe) by Benaquista Galleries, Inc. (Benaquista) effected a change in control of Benaquista and is accounted for as a “reverse acquisition” whereby Vibe is the accounting acquiror for financial statement purposes.  Accordingly, for all periods subsequent to the reverse merger transaction, the financial statements of the Company will reflect the historical financial statements of Vibe from its inception and the operations of Benaquista for all periods subsequent to the May 30, 2008 transaction date.  Vibe financial statements include the operations of Vibe Records Holdings, Inc. (Holdings) from March 8, 2004 (date of Vibe’s incorporation in Delaware) to September 10, 2007 (date of merger of Vibe and Holdings).

The Company conducts business as an artist and repertoire company as well as an independent record label in the music industry. We intend to distribute recordings made by our artists on a national basis, as well as operate state-of-the-art recording and production facilities.  We also maintain websites under the trademarked names “Vibe Records” and “Off the Hook Records.”  To March 31, 2009, Off the Hook Records, Inc. operated independently of the Company, but has since been dissolved and the trademark “Off the Hook Records” has been transferred to the Company at no cost.

On December 30, 2009, we incorporated a wholly owned subsidiary named Vibe Records, Inc. under the laws of the State of New York, for the purpose of name protection.  Since its incorporation, this entity has had no operations.

On October 5, 2011, Off the Hook Models, Inc. (“Models”) was incorporated in New York as a wholly owned subsidiary of the Company.  Models has had no significant operations to date.

NOTE B - Going Concern Uncertainty

As of September 30, 2010, the Company has no revenue producing activities, limited cash on hand, and significant debt related to the financing of its operations.  The Company has incurred a net loss of $1,263,428 and $1,598,300 for the years ended September 30, 2010 and 2009, respectively, and $7,312,903 for the period March 8, 2004 (inception) through September 30, 2010 while it has remained in the “development stage.” As a result, at September 30, 2010, the Company has a Stockholders’ Deficit of $4,122,276. Because of these factors, the Company’s auditor has issued an audit report on the Company’s financial statements which includes a paragraph describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of its opinion.

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

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant until such time as necessary funds can be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE C - Summary of Significant Accounting Policies

1.	Preparation of Financial Statements

a.	Basis of Accounting

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of September 30.

b.	Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Vibe Records, Inc. Nevada and its 100% owned subsidiary, Vibe Records, Inc. (a New York State corporation). All significant inter-company accounts and transactions have been eliminated in consolidation.

c.	Use of Estimates

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

2.	Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

3.	Property and Equipment

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

4.	Stock-based Compensation

The Company does not have a formal stock option plan. However, we offered to some of our employees and consultants stock-based compensation in the form of shares of our common stock. We account for these issuances of common stock to employees and consultants in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  Under this method, stock compensation expense includes: (1) compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718 and amortized on a straight-line basis over the share-based payments’ remaining vesting period.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

5.	Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and accrued liabilities and notes and advances payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

6.	Concentrations of Credit Risk

Financial instruments, which potentially subject us to a concentration of risk, include cash and accounts receivable.  All of our potential customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

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

7.	Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company is subject to examinations by taxing authorities for the years ended after September 30, 2007.

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

8.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (such as convertible debt, options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

For the years ended September 30, 2010 and 2009, diluted common shares excluded 18,426,459 shares and 1,508,940 shares, respectively, from the assumed conversion of outstanding convertible debt (See Note G) as the effect of their inclusion is anti-dilutive.

9.	Segment Information

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

10.	Reclassifications

Certain reclassifications to prior year financial statements have been made to conform to current year presentation.  These reclassifications had no effect on net loss for the periods presented.

11.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE D - Property and Equipment

Property and equipment consists of the following at September 30, 2010 and 2009, respectively:

	September 30, 2010	September 30, 2009	Estimated useful life
Recording and computer equipment	$54,523	$54,523	5 years
Furniture and fixtures	12,161	12,161	5 years
Automobile	30,253	30,253	5 years
	96,937	96,937
Less: Accumulated depreciation	(61,636)	(43,845)
Net property and equipment	$35,301	$53,092

Depreciation expense for the years ended September 30, 2010 and 2009 was $17,791 and $16,221, respectively.

NOTE E - Master Recordings Library

In previous years, the Company acquired the rights to use the Vibe Records, Inc. trademark license, master recordings and its name.  The Company purchased these rights by issuing stock to effect the initial capitalization of the privately-owned company, Vibe Records, Inc.  The Consolidated Statement of Operations and Comprehensive Loss for the period March 8, 2004 (date of inception) through September 30, 2010 reflects a management provision for an impairment loss on the write-down of the “Master Recordings Library” of $624,000, representing a 100% valuation allowance in regard to these assets.

NOTE F – Notes and Loans Payable to Bank

Notes and loans payable to bank consist of:
	September 30,
	2010	2009

Wachovia Bank Division of Wells Fargo Bank “working capital” line of  credit, under a “renewed” Promissory Note dated December 17, 2009 providing for advances up to $750,000 ($600,000 plus $150,000 under a Line of Credit (“Line”) pursuant to September 22, 2008 predecessor agreements to Robert S. McCoy Jr. (Company Director and 8% Stockholder) for which the Company is jointly obligated as borrower pursuant to a Security Agreement also dated December 17, 2009 in which deposit accounts and security investments of the Robert S. McCoy, Jr. Living Trust (“the Trust”) serve as collateral for the bank, as well as an Unconditional Guaranty on that date by the Trust. The Promissory Note currently bears interest at LIBOR plus 4.7% (plus an additional 3% in the event of default); LIBOR plus 2.9% previously (plus 3% in the event of default). The Company’s allocated share of principal due under the Line requires quarterly installments of $37,500 commencing on March 27, 2010.
	$487,500	$599,847

Wells Fargo Bank $20,000 overdraft line of credit, interest at variable rate (25.99% and 11.24%, respectively), payable monthly and secured by the personal guaranty of Robert McCoy	15,632	17,929

Wachovia Bank Division of Wells Fargo Bank automobile loan, principal and interest due in monthly installments of $694 to March 2011, secured by the vehicle	6,647	12,605

Total	$509,779	$630,381

For the years ended September 30, 2010 and 2009, interest expense incurred on notes and loans payable to bank was $25,216 and $28,464, respectively. At September 30, 2010 and 2009, accrued interest payable on notes and loans payable to bank was $ -0- and $ -0-, respectively.

NOTE G – Unsecured Convertible Promissory and Other Notes Payable

Convertible promissory and other notes payable consist of:

Unsecured subordinated convertible promissory notes issued by Holdings in 2003 and 2004 to 1 and 3 parties, respectively, interest at 10% (default interest at 18%), past due and in default, convertible into shares of common stock at a conversion price of $1.25 per share (see Notes N and O)	$25,000	$80,000

Adjusted unsecured convertible promissory note dated May 30, 2008 due Donald Shaw, as an investor (which were assigned by James Price, the pre-merger entity’s former Chief Executive Officer, pursuant to a Release Agreement dated February 1, 2010), interest at 5%, due August 28, 2008, convertible into shares of common stock at a conversion price of $0.25 per share, past due and in default. The original convertible promissory note and related accrued interest arose out of Treasury Stock acquired coincident to the “reverse merger” transaction.	361,235	-

Promissory note due Donald Shaw, as an investor (which was assigned by James Price, the pre-merger entity’s former Chief Executive Officer), interest at 10%, due on demand	25,000	-

Two unsecured convertible Promissory Notes due Asher Enterprises, Inc. as an investor, issued for proceeds obtained by the Company in a private placement offering, providing for interest at 8% (default rate of 22%), dated March 1, 2010 in the original amount of $50,000 and due December 1, 2010 (for $44,000 face value after conversion of $6,000 to common stock in September 2010 – See Note K) and now past due and in default, and dated July 16, 2010 and due April 20, 2011 (for $30,000 face value), convertible into shares of common stock at a Variable Conversion Price equal to Market Price, as defined, multiplied by 55% (for $44,000 face value) and 45% (for $30,000 face value), less unamortized debt discounts of $35,542. Both Promissory Notes provide the holder with price protection as to the conversion ratio in the event of transactions in which there is a dilutive effect caused by merger, consolidation or asset distribution, or change in control of the Company.
	38,458	-

Two unsecured convertible promissory notes due Paul Ferandell as an investor, issued for proceeds obtained by the Company in a private placement offering, providing for interest at 10%, dated October 28, 2009 and due April 30, 2010 (for $40,000 face value) and dated December 1, 2009 and due May 1, 2010 (for $30,000 face value), convertible into shares of common stock at conversion prices of $0.07 per share (for $40,000 face value) and $0.03 per share (for $30,000 face value) and past due and in default. The October 2009 promissory note provides the holder with price protection as to the conversion ratio in the event of transactions involving combinations, reverse mergers or otherwise.
	70,000	-

Two unsecured convertible Promissory Notes due two other investors, issued for proceeds obtained by the Company in a private placement offering, providing for interest at 10% payable in kind, both dated December 20, 2009 and due June 20, 2010, convertible into shares of common stock at a conversion price of $0.03 per share, now past due and in default. Both promissory notes provide the holder with price protection as to the conversion ratio in the event of transactions involving issue, sale or distribution of shares.	30,000	-

Convertible promissory note due Sean Kiernan as an investor, dated July 15, 2010 and due January 15, 2011, issued for proceeds obtained by the Company in a private placement offering, providing for interest at 10%, convertible into shares of common stock at a conversion price of $0.03 per share, now past due and in default, less unamortized debt discounts of $8,676. The promissory note provides the holder with price protection as to the conversion ratio in the event of transactions involving issue, sale or distribution of shares.	6,324	-

Unsecured convertible promissory notes due two investors derived from a promissory note assigned by the Company’s then bookkeeping service on August 15, 2010. The original unsecured note dated August 1, 2009 and due February 1, 2010 provided for interest at 10%, convertible into shares of common stock at a conversion price of $0.20 per share including accrued interest, now past due and in default. An aggregate of $25,000 of face value was converted by the assignees on September 21, 2010 (See Note K).	75,000	-

Unsecured promissory notes due investors (3 and 3, respectively), issued for proceeds obtained principally in August 2009 by the Company in private placement offerings, providing for interest at 10%, now past due and in default	100,000	100,000

Total	$731,017	$180,000

On December 31, 2009 and March 31, 2010, two Holdings notes payable in the amounts of $25,000 and $30,000, respectively, became outstanding six years from their maturity dates without any action brought by either of the note holders.  Accordingly, based on opinion of counsel that the statute of limitations should bar any payment on the notes, the Company recognized gains totaling $91,359 from the write-off of these notes ($55,000 total) and related accrued interest ($36,359 total) in the statement of operations for the year ended September 30, 2010.

Five of the convertible notes issued in the year ended September 30, 2010 (with a total face value of $125,000) contain a provision that the conversion price is to be reduced in the event that we are deemed to have sold or issued any shares of common stock for a consideration price per share less than the conversion price.  Accordingly, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, we charged the option value of these convertible notes at the respective dates of issuance (totaling $347,184) to debt discounts ($113,409), which are expensed over the terms of the respective notes to increase the carrying values to face values, and to “income (loss) from revaluation of derivative liability for convertible notes” ($233,775) and credited $347,184 to “derivative liability for convertible notes payable”.  Each quarter, the option value of these convertible notes is remeasured and changes are reflected within the “Statement of Operations” as “income (loss) from revaluation of derivative liability for convertible notes”.  Option values were calculated using the Black-Scholes option pricing model and the following assumptions:  Stock prices ranging from $0.024 to $0.16 per share, strike prices ranging from $0.0108 to $0.044 per share; risk-free interest rates of 0.27%, minimum terms of one year, and expected volatility ranging from 317% to 346%.

Below is a reconciliation of the change in option values from December 20, 2009 to September 30, 2010:

	Common Shares Equivalent	Option Value
Issuances of unsecured convertible notes with EITF 07-05 provision:
December 20, 2009	1,000,000	$152,900
March 1, 2010	1,136,364	83,637
July 15, 2010	500,000	47,700
July 16, 2010	701,754	62,947
	3,338,118	347,184
Conversion of $6,000 face value of Asher Enterprises Inc. unsecured $50,000 convertible note into 540,541 shares of common stock on September 15, 2010 (See Note K concerning charge to operations of $6,973 for excess of fair value of common stock recorded on beneficial conversion of this debt)	(136,364)	(10,036)
Revaluation credited to operations	4,409,357	(167,881)
Balance, September 30, 2010	7,611,111	$169,267

Two other convertible notes issued in the year ended September 30, 2010 (with a total face value of $70,000) had conversion prices less than the market price at the respective dates of issuance (as was the case for the above convertible notes with EITF 07-05 provisions).  We recognized the intrinsic value of the embedded beneficial conversion features (limited to the face value less other discounts) in these notes totaling $55,000 as debt discounts (which were expensed as “accretion” over the terms of the respective notes to increase the carrying value to the face value of the notes) and added $55,000 to additional paid-in capital.

For the year ended September 30, 2010, accretion of debt discounts expense (relating to beneficial conversion features) charged in the “Statement of Operations” was $130,370, which includes the $55,000 described in the preceding paragraph.

For the year ended September 30, 2010 and 2009, interest expense incurred on unsecured convertible promissory and other notes payable was $54,243 (including original issue discount of $18,820) and $9,138, respectively.  At September 30, 2010 and 2009, accrued interest payable on unsecured convertible promissory and other notes payable was $50,171 and $51,108, respectively.

NOTE H – Notes and Advances Payable to Related Parties

Notes and advances payable to related parties consist of :
	September 30,
	2010	2009

Due to Robert McCoy (Director and 8% Stockholder of the Company), informally agreed interest at 10% (including accruing interest at 10% on unpaid accrued interest), due on demand, secured in part by common stock owned by Timothy Olphie (Chief Executive Officer, Director and 26% Stockholder of the Company) whom is the designated escrow agent for shares	$1,189,118	$907,703

Due to Michael Tyler (Director and 5% Stockholder of the Company), interest at 10%, due on demand, secured in part by common stock owned by Timothy Olphie whom is the designated escrow agent for the shares	356,200	338,700

Due to James Price (former Chief Executive Officer of the pre-merger entity), interest at 5%, due August 28, 2008 (assigned to Donald Shaw as an investor pursuant to a Release Agreement dated February 1, 2010 - See Note G)	-	361,235

Due to James Price (former Chief Executive Officer of the pre-merger entity), interest at 10%, due on demand (assigned to Donald Shaw as an investor pursuant to a Release Agreement dated February 1, 2010 - See Note G)	-	25,000

Due to Timothy Olphie (Chief Executive Officer, Director and 26% stockholder of the Company), non-interest bearing and due on demand)	63,285	38,939

Due to Profit Planners Inc. (former external financial advisor/contract internal accounting services provider of the Company until March 31 2010), non-interest bearing and due on demand – arising out of performance of those services (See Note K)	-	15,000
Total	$1,608,603	$1,686,577

For the year ended September 30, 2010 and 2009, interest expense incurred on notes and advances payable to related parties was $228,046 and $201,309, respectively.  At September 30, 2010 and 2009, accrued interest payable relating to notes and advances payable to related parties was $945,988 and $717,943, respectively.

On December 31, 2008 and March 31, 2009, Mr. McCoy agreed to the Company assigning receivables from an affiliated entity Off the Hook Records, Inc. totaling $207,199 solely  to him for advances made to this affiliate by the Company.  Of the $207,199 total, $8,066 arose in year ended September 30, 2005, $47,366 arose in year ended September 30, 2006, $42,911 arose in year ended September 30, 2007, $84,366 arose in year ended September 30, 2008 and $24,490 arose in the six months ended March 31, 2009. As a result of this assignment, the Company’s loan payable to Mr. McCoy was reduced by $207,199  during the year ended  September 30, 2009 and responsibility for collection of those receivables was transferred from the Company to him personally. Off the Hook Records, Inc. was jointly owned by Mr. McCoy and Mr.Olphie.

NOTE I – Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2010 and 2009, respectively, are as follows:

	Year ended	Year ended
	September 30,	September 30,
	2010	2009
Federal:
Current	$-	$-
Deferred	-	-
Total Federal	-	-
State:
Current	-	-
Deferred	-	-
Total State	-	-
Total	$-	$-

The Company files its income tax returns on a calendar year basis and has a cumulative net operating loss carry forward of approximately $4,000,000 as of September 30, 2010 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2024.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended September 30, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year Ended September 30, 2010	Year Ended September 30, 2009
Statutory rate applied to loss before income taxes	$(430,000)	$(543,000)
Increase (decrease) in income taxes resulting from:
Nondeductible stock-based compensation	204,000	284,000
Nondeductible accretion of debt discounts expense	44,000	-
Nondeductible loss from revaluation of derivative liability for convertible notes	19,000	-
Other, including reserve for deferred tax asset	163,000	259,000
Income tax expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally include such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2010 and 2009, respectively:

	September 30, 2010	September 30, 2009
Deferred tax assets
Net operating carryforwards	$1,360,000	$1,197,000
Less valuation allowance	(1,360,000)	(1,197,000)
Net Deferred Tax Asset	$-	$-

During the years ended September 30, 2010 and 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $163,000 and $259,000.

NOTE J - Preferred Stock

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

Series A Preferred Stock

The holders of the Series A Preferred Stock may, in their sole discretion, convert each share of Series A Preferred Stock into 4,000 shares of our common stock at any time following the date of issuance of the Series A Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series A Preferred Stock has the same voting rights as our common stock, on an as-converted basis, with the Series A preferred holders having one vote for each share of common stock into which their Series A Preferred Stock is convertible.  The holders of the Series A preferred stock have a liquidation preference over our common stock of up to $100 per Series A share held.  The Company will not pay a dividend on the shares of Series A Preferred Stock.

As of December 30, 2011, there were no shares of the Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The holders of the Series B Preferred Stock may, in their discretion, convert each share of Series B Preferred stock into 4,000 shares of our common stock at any time following the date of issuance of the Series B Preferred Stock.  Adjustments in the conversion ratio will be made in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger in a manner which will provide the preferred holders, upon full conversion into common stock, with the same percentage ownership of the Company that existed immediately prior to such action.  The Series B Preferred Stock does not have voting rights on matters presented to our common stockholders for a vote.  The Series B Preferred Stock has a liquidation preference over our common stock of up to $100 per Series B share held and has an equal liquidation right with any shares of our Series A Preferred Stock then outstanding.  We will not pay a dividend on the shares of Series B Preferred Stock.

As of December 30, 2011, there were no shares of the Series B Preferred Stock issued and outstanding.

NOTE K - Common Stock Transactions

Effective September 30, 2007, in anticipation of a “reverse merger” transaction with a publicly traded entity, two directors of Vibe Records, Inc. agreed to exchange nonconvertible debt totaling $1,600,000 (Robert McCoy - $1,000,000; Michael Tyler - $600,000) into a total of 1,280,000 shares of common stock (Robert McCoy – 800,000 shares; Michael Tyler – 480,000 shares).

On May 30, 2008, in connection with the Vibe-Benaquista merger, 100% of the outstanding shares of Vibe Records, Inc. were exchanged for 13,489,201 shares of Benaquista common stock, increasing the issued and outstanding shares of Benaquista common stock from 1,075,066 shares to 14,564,267 shares.

Also on May 30, 2008, the Company agreed to purchase 396,910 shares of its common stock from James Price for a price of $725,000.  These shares were not delivered to the Company.

On September 8, 2008, the Company issued a total of 730,000 shares of common stock, 330,000 shares to its three directors, 250,000 shares to three consultants and 150,000 shares to an attorney.  The Company reported the $109,500 total fair value of the common stock as Officers and Directors Compensation ($49,500) and Professional and Consulting Fees ($60,000).

In January and February 2009, the Company issued 4,000,000 shares to nine assignees of a note payable to Profit Planners Inc. (former external financial advisor/contract internal accounting services provider of the Company until March 31, 2010), non-interest bearing and due on demand – arising out of performance of those services in settlement of $40,000 out of a $45,000 note payable.  In June and July 2009, the Company issued an additional 1,000,000 shares of its common stock to two assignees to settle the remaining $5,000 of the $45,000 note payable. The Company reported the $580,000 excess of the fair value, based on the publicly traded stock price) of the common stock issued ($625,000 total at the respective dates of issuance) over the amount of debt settled ($45,000) as”Professional and Consulting Fees.”

In June 2009, the Company issued a total of 645,000 shares of common stock, 295,000 shares to its three directors and 350,000 shares to four consultants for services, which included 120,000 shares to Profit Planners, Inc.  and 100,000 shares (fair value of $40,000) to the former consultant who brought an action against the Company on August 25, 2009 (see Note L).  The Company reported the $230,750 total fair value of the common stock at the respective dates of issuance as “Officers and Directors Compensation” ($103,250) and “Professional and Consulting Fees“($127,500, including $42,000 to Profit Planners, Inc.).

In June 2009, the Company cancelled 135,000 shares of common stock which was returned by the entity that provided bookkeeping services to the Company.  The $60,750 fair value was reported as a reduction of Professional and Consulting Fees (based on the publicly traded share price of Company common stock).

On July 21, 2009, the Company issued a total of 430,000 shares of common stock, 200,000 shares to an attorney and a total of 230,000 shares to four consultants for services.  The Company reported the $86,000 total fair value of the common stock as Professional and Consulting Fees (based on the publicly traded share price of Company common stock).

On November 23, 2009, the Company issued a total of 860,000 shares of common stock, 310,000 shares to the Company Chief Executive Officer (See Note M under Employment Agreement”), 100,000 shares to an attorney, and 450,000 shares to two consultants for services of which 300,000 shares were issued to Profit Planners, Inc.  The Company reported the $172,000 total fair value of the common stock (based on the publicly traded share price) as Officers and Directors Compensation ($62,000) and Professional and Consulting Fees ($110,000, including $60,000 to Profit Planners).

On January 12, 2010, the Company issued 571,430 shares of common stock to Paul Ferandell in settlement of a $15,000 note payable.  The Company reported the $19,286 excess of the fair value of the common stock issued ($34,286) over the amount of debt settled ($15,000) within “Other Expenses” (based on the publicly traded share price of Company common stock).

On February 10, 2010, the Company cancelled a total of 1,200,000 shares of common stock which were returned by three assignees of Profit Planners, Inc.  The $73,800 fair value was reported as a reduction of Professional and Consulting Fees.

On February 16, 2010, the Company issued 2,027,500 shares of common stock to Profit Planners, Inc. as additional compensation for services provided to the Company by it. The Company reported the $121,650 fair value of the common stock as Professional and Consulting Fees (based on the publicly traded share price of Company common stock).

On July 8, 2010, the Company issued 1,000,000 shares of common stock to an entity associated with an entity that formerly provided bookkeeping services to the Company.  The Company reported the $79,500 fair value of the common stock as Professional and Consulting Fees (based on the publicly traded share price of Company common stock).

On August 12, 2010, the Company issued 750,000 shares of common stock to Dutchess Opportunity Fund II, LP pursuant to the Investment Agreement discussed in Note M and reported the $37,500 fair value of the common stock as Finance Fees within Other Expenses (based on the publicly traded share price of Company common stock.).

On August 13, 2010, the Company issued a total of 1,806,966 shares of common stock, 1,656,966 shares to the five partners of a firm currently providing bookkeeping services to the Company and 150,000 shares to a consultant for services.  The Company reported the $90,348 total fair value of the common stock as Professional and Consulting Fees (based on the publicly traded share price of Company common stock).

On September 15, 2010, the Company issued 540,541 shares to Asher Enterprises, Inc. in settlement of $6,000 of a $50,000 convertible promissory note.  The Company reported the $6,973 excess of the fair value of the common stock issued ($12,973) over the amount of debt settled ($6,000) within Other Expenses (based on the publicly traded share price of Company common stock.

On September 21, 2010, the Company issued a total of 2,500,000 shares of common stock to two assignees of a note payable to a firm currently providing bookkeeping services to the Company in settlement of $25,000 of the $100,000 note.  The Company reported the $37,500 excess of the fair value of the common stock issued ($62,500) over the amount of debt settled ($25,000) as Professional and Consulting Fees (based on the publicly traded share price of Company common stock).

On September 23, 2010, the Company issued 3,333,333 shares of common stock to the Company’s Chief Executive Officer for services (See Note  M under “Employment Agreement”) and reported the $83,333 fair value of the common stock as Officers and Directors Compensation (based on the publicly traded share price of Company common stock).

NOTE L - Legal Proceedings

On August 25, 2009, a former consultant filed an action against the Company.  The action, which alleges that the Company failed to pay certain fees and failed to timely deliver certain securities due the former consultant, seeks $900,000 plus attorneys fees and costs.  On or about January 15, 2010, the Company filed an answer and counterclaim.  While the outcome of this proceeding cannot be predicted at this time, the Company believes that it has meritorious defenses to the action and that the final outcome will not have a material adverse effect on the Company’s financial condition.

On September 2, 2009, the former consultant referred to in the preceding paragraph filed another action naming the Company as a nominal defendant, together with the Company’s three directors and one former director.  The action, which sought relief of $282,709 plus attorneys fees and costs, was dismissed by a stipulation of discontinuance with prejudice filed on or about December 1, 2010.

NOTE M - Commitments and Contingencies

Leases

During the years ended September 30, 2010 and 2009, the Company had two locations from which it operated.  The first location was subject to a lease which commenced August 1, 2008 and expired July 31, 2011 at a monthly rental of $3,500 plus taxes, utilities and other expenses.  These premises, located in Westbury, New York were occupied by the Company until the July 31, 2011 lease expiration date, and the Company currently has no remaining unpaid rent due under the lease, nor has it incurred any costs associated with exiting the leased premises.  The second location, located in Oyster Bay, New York, was subject to a lease which commenced October 1, 2008, expired September 30, 2009 and was continued on a month to month basis to June 2010 at a monthly rental of $3,500 plus utilities.

Rent expense (included in “Research and Artist Development Costs” in the “Statement of Operations”) for the years ended September 30, 2010 and 2009 was $70,980 and $97,148, respectively.

Employment Agreement

On January 16, 2009, we entered into an employment agreement with Mr. Timothy Olphie (the “Olphie Employment Agreement”) that has an initial term of three (3) years.  Under the Olphie Employment Agreement, Mr. Olphie will continue to serve as our CEO, President and a member of our Board of Directors.  Mr. Olphie will receive a base salary of $75,000 per year, and will be entitled to an annual discretionary bonus.  The amount of Mr. Olphie’s bonus will be determined by our Board of Directors, and will be based upon the achievement of certain milestones as determined by the Board of Directors.   As additional consideration for past services, the Company granted Mr. Olphie the irrevocable right to be issued, upon 61 days written notice, a total of 7,500 shares of Series A Preferred Stock of the Company (which are convertible into a total of 30,000,000 shares of common stock of the Company).  The power to direct the issuance of such series of Series A Preferred Stock shall be at Mr. Olphie’s sole discretion, subject to the 61 day waiting period.

On August 2, 2010, we entered into a First Amendment to Employment Agreement with Mr. Olphie which increased his base salary from $75,000 to $125,000.

During the year ended September 30, 2010, Officers’ and Directors Compensation includes $83,333 incurred to Mr. Olphie under the original employment agreement, and its amendment in August 2010, of which $83,333 arose out of common stock issued in payment of accrued base salary of $72,728. At September 30, 2010, Accounts Payable and Accrued Expenses include $0 representing base compensation still owing under the agreements to Mr. Olphie.

During the year ended September 30, 2009, Officers’ and Directors Compensation includes $56,250 incurred to Mr. Olphie under the original employment agreement, of which $66,000 arose out of common stock issued in payment of accrued base salary of $56,250. At September 30, 2009, Accounts Payable and Accrued Expenses include $32,312 representing base compensation still owing under the original agreement to Mr. Olphie.

Officers’ and Directors’ Compensation for the year ended September 30, 2009 includes $38,000 incurred to other Officers/Directors consisting of Company common stock issuances (See Note K above).

Investment Agreement

On September 24, 2010, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP (the “Investor”).  Pursuant to this Agreement, the Investor shall commit to purchase up to $5,000,000 of our common stock over the course of thirty-six (36) months.  The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $100,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date.  The Put Notice Date shall be the Trading Day immediately following the day on which the Investor receives a Put Notice.  The purchase price shall be set at 94% of the lowest daily volume weighted average price (“VWAP”) of the common stock during the Pricing Period.  The Pricing Period shall be the five (5) consecutive trading days beginning on the Put Notice Date.  We are not entitled to submit a Put Notice until the Pricing Period for the prior Put has been completed.  The Investor is not obligated to purchase any shares at a Closing unless a Registration Statement has been declared effective and remains effective and available for the resale of all the Registrable Securities.

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (“Registration Agreement”).  Pursuant to the Registration Agreement, we were obligated to file a Registration Statement with the Securities and Exchange Commission (“SEC”) covering 7,260,000 shares of the common stock underlying the Investment Agreement within 21 days of the date of the Agreement.  In addition, we are obligated to use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within 90 days after the date that the Registration Statement is filed.

To date, the Company has not filed a Registration Statement and thus has not exercised any Puts under this agreement.  While the Registration Statement was neither filed within 21 days or declared effective within 90 days, the Registration Agreement provides for no penalties for such failures.  The Investment Agreement with the Investor expires on September 24, 2013.

Note N – Restatement of Previously Issued Financial Information

The Company has restated in this Form 10-K its consolidated financial statements at September 30, 2009 and for the year then ended (which was previously included in the Company’s Form 10-K filed with the SEC on January 13, 2010) in order to correct errors relating to the accounting for (1) certain issuances of common stock in the years ended September 30, 2008 and 2009, (2) certain personal expenses of the Company’s chief executive officer in the year ended September 30, 2009, and (2) the recorded reduction of certain notes payable and accrued interest payable at September 30, 2009.

As previously reported, the Company did not report the September 8, 2008 issuance of a total of 730,000 shares (see Note K).   The restatement reflects this issuance.

As previously reported, the Company reported total issuances of 6,685,000 shares of common stock for the year ended September 30, 2009.  The restatement reflects the correct total issuances of 6,075,000 shares of common stock.

As previously reported, the Company reported the issuance of 5,000,000 shares of common stock for the retirement of $45,000 in debt in the year ended September 30, 2009 at the $45,000 debt amount.  The restatement reflects the transaction at the $625,000 fair value of the 5,000,000 shares of common stock and recognizes the $580,000 excess of fair value of common stock issued over the amount of debt retired as Professional and Consulting Fees in the Statement of Operations for the year ended September 30, 2009 because the debt arose, as discussed in Note K, out of then currently provided external financial advisor/contract internal accounting services by Profit Planners, Inc.

As previously reported, the Company reported the issuance of an aggregate of 1,655,000 shares of common stock (Officers and Directors – 695,000 shares; Lawyers and Consultants – 960,000 shares) valued at $484,550 in the financial statements for the year ended September 30, 2009 (Officers and Directors - $181,400; Lawyers and Consultants – $303,150). The restatement reflects an aggregate of only 940,000 shares of common stock issued (Officers and Directors - 295,000; Lawyers and Consultants – 645,000 shares) valued at $256,000 in the financial statements for the year ended September 30, 2009 (Officers and Directors - $103,250; Lawyers and Consultants - $152,750).

As a result of the stock issuance corrections described in the preceding two paragraphs, the Company’s Net Loss for the year ended September 30, 2009 increased by $351,449 as follows:

Officers and Directors Compensation	$(78,150)
Professional and Consulting Fees	429,599

Net increase in net loss	$351,449

As previously reported, the Company included in Other General and Administrative Expenses in the Statement of Operations for the year ended September 30, 2009 a total of $23,438 in personal expenses of the Company’s chief executive officer paid by the Company.  The restatement reflects theses expenses as a reduction of the accrued compensation liability to Timothy Olphie at September 30, 2009.

As previously reported, the Company recorded at September 30, 2009 the reduction of Holdings notes payable totaling $210,000 and accrued interest payable totaling $131,792 as a $341,792 capital contribution by the Company’s chief executive officer relating to the purported acceptance by 6 Holdings note holders of common stock owned by the Company’s chief executive officer in satisfaction of the debt and accrued interest payable.  In fact, 3 of the 6 note holders ($130,000 total) had effectively received common stock from the Company in satisfaction of their notes in the period ended September 30, 2004 and the other 3 note holders ($80,000 total) did not receive any common stock from the Company.  The restatement reflects the reversal of the recorded transaction, a $130,000 increase in additional paid-in capital in the year ended September 30, 2004, and reductions to interest expense for all periods.

The effect of the restatement adjustments on the consolidated balance sheet at September 30, 2009 follows:

	As Previously Reported	Adjustments	As restated

Total Assets	$76,901	-	$76,901

Current Liabilities
Notes and loans payable to bank	$630,381	$-	$630,381
Unsecured convertible promissory notes and other notes payable	100,000	80,000	180,000
Accounts payable and other accrued liabilities	368,970	(23,939)	345,031
Accrued interest payable	719,081	49,970	769,051
Notes and advances payable to related parties	1,686,077	500	1,686,577
Total current liabilities and total liabilities	3,504,509	106,531	3,611,040

Stockholders’ Deficit
Preferred Stock	-	-	-
Common Stock	2,125	19,109	21,234
Additional Paid-In Capital	2,998,921	(504,819)	2,494,102
Deficit Accumulated during the Development Stage	(5,693,787)	(355,688)	(6,049,475)
	(2,692,741)	(841,398)	(3,534,139)
Less: Treasury Stock	(734,867)	734,867	-
Total Stockholders’ Deficit	(3,427,608)	(106,531)	(3,534,139)
Total Liabilities and Stockholders’ Deficit	$76,901	$-	$76,901

The effect of the restatement adjustments on the consolidated statement of operations for the year ended September 30, 2009 follows:

	As Previously Reported	Adjustments	As Restated

Revenues	$-	$-	$-

Operating Expenses:
Research and Artist Development	192,818	(11,030)	181,788
Officers and Directors Compensation	192,850	(78,150)	114,700
Professional and Consulting Fees	524,059	429,599	953,658
Other General and Administrative Expenses	121,651	(12,408)	109,243
Total Operating Expenses	1,031,378	328,011	1,359,389
Loss from Operations	(1,031,378)	(328,011)	(1,359,389)
Other (Expense):
Interest Expense	(251,911)	13,000	(238,911)
Total Other Expenses	(251,911)	13,000	(238,911)
Loss before Provision for Income Taxes	(1,283,289)	(315,011)	(1,598,300)
Provision for Income Taxes	-	-	-
Net Loss	$(1,283,289)	$(315,011)	$(1,598,300)
Loss per weighted-average share of common stock outstanding, basic and diluted	$(0.07)	$(0.02)	$(0.09)

NOTE O - Subsequent Events

On November 5, 2010, the Company received $20,000 cash from Asher Enterprises, Inc. as an investor in exchange for a $20,000 unsecured convertible promissory note.  The note bears interest at 8% (default rate of 22%), was due August 8, 2011, and is convertible into shares of common stock at a Variable Conversion Price equal to Market Price, as defined, multiplied by 45%.

On December 29, 2011, the Company entered into an Agreement to Clarify Previously Executed Conflicting Agreements between the Company and Donald D. Shaw (”Shaw”), whereby an Amendment to Debenture Agreement, dated March 17, 2011, between these parties reset the conversion price into common stock of the $361,235 promissory note payable by the Company held by Shaw was re-affirmed as “equal to the closing price of the common stock on the date of conversion.”  This promissory note is described in Notes G and H, and it had been assigned by James Price (“Price”) pursuant to a Release Agreement dated February 1, 2010 and a Debt Assignment dated February 5, 2010 signed by Price. The clarifying agreement, which was approved by the Company’s Board of Directors, also affirmed that Mr. Shaw had rescinded a Notice of Conversion, dated April 7, 2011, for a portion of the note into common stock of the Company.

On March 31, 2011, a Holdings note payable in the amount of $25,000 became outstanding six years from its March 31, 2005 maturity date without any action brought by the note holder.  Accordingly, based on opinion of counsel that the statute of limitations should bar any payment on the note, the Company will recognize a $44,485 gain from the write-off of this note ($25,000) and related accrued interest ($19,485) in the statement of operations for the three months ended March 31, 2011.

On June 4, 2011, the Company sold certain recording and computer equipment to a third party for a total of $20,000.  In the three months ended June 30, 2011, the Company expects to report a gain of $811 from this sale, as follows:

Sales proceeds	$20,000
Cost of equipment sold	34,000
Accumulated depreciation at June 4, 2011	(14,811)
Net book value of equipment at June 4, 2011	19,189
Gain on sale	$811

On December 29, 2011, the Company entered into an  Agreement to Clarify Previously Executed Conflicting Agreements between the  Company and DC Consulting International, LLC (“DC”), whereby a Purchase and Assignment  Agreement, dated  July 15, 2011, between Shaw and  DC,  and  acknowledged by  the Company, for which DC paid Shaw $25,000, these parties reset the conversion price into common  stock  for the    $361,235 promissory  note payable by the Company and now held  by DC, was re-affirmed as “equal to the closing price of common stock on  the date of conversion.”  The clarifying agreement, which was approved by the Company’s Board of Directors, also affirmed that DC had rescinded a Notice of Conversion, dated September 5, 2011, for a portion of the note into common stock of the Company. To date, DC has not converted any portion of the $361,235 promissory note.  Based on the $0.0015 closing trading price of the Company’s common stock on November 30, 2011, the pro forma number of common shares issuable to DC had it converted the entire $361,235 promissory note on November 30, 2011 would be 240,823,333 shares. DC has agreed at no time to exercise conversion of a portion of the debt for a  number of shares of the Company’s common stock which when added to the number of shares  it owns will exceed 5% or more  of  the issued and outstanding shares disclosed  on  the cover page of the Company’s most recent  10K  or 10Q  Form, whichever  is more recent.

On September 14, 2011, the Company executed a Business and Marketing Consulting Agreement (the “Consulting Agreement”) with DC.  The Consulting Agreement provides for DC to perform certain specified “public relations” oriented functions for the Company for compensation payable in cash or freely tradable Company common stock of $10,000 per month, with the first payment due October 1, 2011.  If the Company elects to compensate Consultant in common stock, the stock is due each month based upon the previous ten day average closing bid price. 2,500,000 freely tradable common shares were due to be issued on signing of this agreement. The term of the agreement is one year commencing September 14, 2011 and is automatically renewed for 6 month terms unless sooner terminated in writing by us no later than 30 days prior to the expiration of the initial term of any renewal period.  Under the agreement, the Company has the right to terminate this agreement with 30 days written notice. The Agreement includes an underlying 3% interest bearing convertible promissory note in the amount of $120,000, with conversion at the lower of (a) the trading price on the date of conversion less 50% or (b) $0.0001 per share. The promissory note also contains holder “price protection” provisions in the event of stock splits, dividends, Company mergers and other transactions affecting Company common stock outstanding.  To date, the Company has not paid any money to DC nor has it delivered any shares to DC.  As the Company’s transfer agent has frozen our privileges due to nonpayment, the agreement has effectively been postponed to such time as we can issue freely tradable common stock.

In the year ended September 30, 2011, our director Robert McCoy made additional advances (see Note H) to the Company totaling $357,609.  Of the $357,609, $171,559 was used to pay principal ($150,000) and interest ($21,559) on the Wells Fargo Bank working capital line of credit (see Note F).

On October 1, 2011, the Company issued a Convertible Promissory Note to DC in the amount of $5,000 in exchange for a $5,000 cash loan.  The Note bears interest at 10%, is due April 1, 2012, and is convertible at DC’s option into Company common stock at a conversion price equal to the closing bid price on the date DC gives the Company notice of its conversion.

On October 5, 2011, our subsidiary Vibe Records, Inc. (New York) executed a lease agreement to rent premises located in East Moriches, New York at a monthly rental of $2,400 plus utilities and other expenses for a term expiring September 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 11, 2012 by the undersigned, thereunto authorized.

VIBE RECORDS, INC. NEVADA

By:	/s/ Timothy J. Olphie
Timothy J. Olphie Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Timothy J. Olphie	Chief Executive Officer,	January 11, 2012
President, Chairman of the Board, Director, Secretary and Chief Financial Officer

/s/ Michael L. Tyler	Director	January 11, 2012

/s/ Robert S. McCoy, Jr.	Director	January 11, 2012